Form 10QSB
period 2007-09-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2007-11-19
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number  000-52831

CAPITAL RESOURCE ALLIANCE INC.

 Exact name of small business issuer as specified in its charter

Colorado 20-5966439
(State or other jurisdiction of I.R.S. Employer
incorporation or organization) Identification Number
1013 1st Avenue, NW, Calgary, AB T2N 0A8 Canada
(Address of principal executive office)

(403) 827-7936
Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's

Common equity as of the last practicable date: 5,100,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

BALANCE SHEETS

September 30, 2007 and September 30 2006

 (Prepared by Management)

ASSETS	September 30,
2007

Current Assets:
Cash	$ 12,665
Total current assets	12,665

Total Assets	$ 12,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Due to related party	2,655
Total Current Liabilities	2,655

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
5,100,000 shares issued and outstanding	5,100
Additional paid in capital	32,500
Accumulated deficit	(27,590)

Total Stockholders' Equity (Deficit)	10,010

Total Liabilities and Stockholders' Equity (Deficit)	$ 10,010

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENT OF CASHFLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

AND FROM JANUARY 13 2000(INCEPTION)

THROUGH SEPTEMBER 30, 2007

			From January 13, 2000
			(Date of inception)
	Three Months Ended		to
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows Used in Operating Activities:
Net Loss	$ (2,490)	$ -	$ (27,590)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for property	-	-	1,500
Issuance of stock for services	-	-	1,100

Net Cash Used in Operating Activities	(2,490)	-	(24,990)

Cash Flows from Investing Activities:	-		-
	-
Cash Flows from Financing Activities:	-
Due to shareholder	-	-	2,655
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-		37,655

Net Increase (Decrease) in Cash	(2,490)	-	12,665

Cash at Beginning of Period	15,155	-	-

Cash at End of Period	$ 12,665	$ -	$ 12,665

Non-Cash Investing & Financing Activities
Issuance of stock for property			$ 1,500
Issuance of stock for services			$ 1,100

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

AND FROM JANUARY 13 2000(INCEPTION)

THROUGH SEPTEMBER 30, 2007

			From January 13, 2000
			(Date of inception)
	Three Months Ended		to
	September 30, 2007	September 30, 2006	September 30, 2007

Revenue:	$ -	$ -	$ -

Total Revenue			-

Operating Expenses:
Exploration costs		-	5,000
General and administrative	2,490	-	11,090
Impairment of mineral claims		-	11,500
Total Operating Expenses	2,490	-	27,590

NET LOSS	$ (2,490)	$ -	$ (27,590)

Weighted Average Shares
Common Stock Outstanding	5,100,000	-

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ -

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three months ended September 30, 2007 and 2006 and for the period from the date of inception on January 13, 2000 to September 30, 2007 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and 2006 and the results of its operations and cash flows for the three months ended September 30, 2007 and 2006 and for the period from the date of inception on January 13, 2000 to September 30, 2007.

The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE AND PURPOSE OF BUSINESS

Capital Resource Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 12, 2000.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted June 30 as its fiscal year end.

NOTE 3 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 4 – MINERAL CLAIMS

The Company entered into a mineral claims purchase agreement on April 25th, 2007, whereby the Company purchased certain mineral claims located in the Abrey Township, Northwestern Ontario, Thunder Bay Mining District.  These mineral claims were acquired from an individual for cash in the amount of $10,000 and the issuance of 500,000 shares of the Company’s common stock valued at $ .003 per share for a total purchase price of $11,500.  After the acquisition of these mineral claims, management performed an impairment test to determine the carrying value of these claims.  Management determined that there was no reasonable method to value the claims and have impaired the cost of these claims and recorded the expense during the year ended June 30, 2007.

NOTE 5– COMMON STOCK

The Company issued 500,000 shares of its common stock in November 2006 in exchange for services rendered valued at $500.

The Company issued 600,000 shares of its common stock in January 2007 in exchange for services rendered valued at $600.

During the year ended June 30, 2007 the Company issued 3,500,000 shares of its common stock in exchange for cash.  The shares were valued at $.01 per share for an aggregate value of $35,000.

The Company issued 500,000 shares of its common stock in April 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.003 per share for an aggregate value of $1,500.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 27,590 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2.

Managements discussion and Plan of Operations

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Long Lake claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Long Lake claims is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to several mineral claims located predominately under the lakebed of Long Lake, in the Beardmore-Geraldton Camp, Abrey Township, Northwestern Ontario, Canada Thunder Bay Mining District.

In order to acquire the claims, we paid $10,000 cash and 500,000 shares of our common stock to Mr. Donald Murdock, the vendor of the property in an arm’s length transaction.

Our plan of operation is to determine whether this Long Lake claims contains reserves of gold and/or silver that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Even if we complete our proposed exploration programs on the Long Lake claims and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Long Lake Claims Purchase Agreement

On March 19, 2007, we entered into an agreement with Mr. Donald Murdock of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprising two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. We agreed to have Mr. Murdock hold these claims in trust on our behalf for the sum of $10,000 and 500,000 shares of our restricted stock for a 100% undivided right, title and interest in and to these claims.

Title to the Long Lake claims

The Long Lake claims consist of two blocks of mineral claims comprised of 15 and 6 units repectively.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Long Lake claims are registered 100% in the name of Luverne Hogg of Peachland, British Columbia. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  The minimum expenditure on our group of claims must be made on or before April 16, 2009.

If Luverne Hogg, as trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in Ontario courts.

The registration of the claims in the name of a trustee does not impact a third party’s ability to commence an action against us respecting the Long Lake claims or to seize the claims after obtaining judgment.

Description, Location and Access

The Long Lake claims are located 8 kilometers (5 miles) south from the nearest town, Long Lac, Ontario which is situated at the north end of the lake.  The claims are legally described as NTS 42E/10, Abrey Township,

Northwestern Ontario.

The Long Lake Prospect lies within the Beardmore-Geraldton “greenstone belt” that has a history of gold production spanning 50 years and has produced more than 4.1 million ounces of gold and ¼ million ounces of silver from 18 mines. The Beardmore-Geraldton gold Camp rates among the top five gold Camps in the Canadian Shield.

Mineralization and Exploration History

Gold produced from the Beardmore-Geraldton Camp is spatially related to iron formation lithology and occurs in veins, breccia and shear zones hosted in Archean iron formation, metasediments, intrusive rocks and metavolcanics.

The Long Lake Prospect is located on the west end of the Beardmore-Geraldton Camp. The project was chosen because of its on strike potential and close proximity (16 km west) to the largest gold mine in the Camp. The Hard Rock-McLeod-Cockshutt-Mosher deposit produced over 2 million oz gold (Figure 1). The geophysics, stratigraphy and structures on the project area indicate a high potential to host gold mineralization

Geological Report: Long Lake claims

We have obtained a geological report on the Long Lake claims that was prepared by M.P. Mudry, BSc, P. Geologist of Calgary, Alberta. In his report, Mr. Mudry concludes that the Long Lake claims have two established anomalies identified by a previous magnetometer survey filed with the government of Ontario and a good chance of containing gold. Due to improved drilling techniques these zones should be drilled during the winter months through the ice. He also recommends a GPS satellite survey and optioning of adjacent claims, if possible.

We do not have an agreement with Mr. Mudry to provide further geological services for planned exploration work on the Long Lake claims.

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CAPITAL RESOURCE ALLIANCE INC.

Dated August 23, 2007

/s/ Joeseph Forzani, President, Director and Chief Executive Officer

     /s/ Fred Fitzgerald

           Fred Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

3