Form 10QSB/A
period 2007-09-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2007-11-21
CIK 1409446

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 5,100,000 shares issued and outstanding

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

CAPITAL RESOURCE ALLIANCE INC.

Dated November 21, 2007

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

3