Form 10QSB
period 2008-03-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2008-05-14
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

BALANCE SHEETS

December 31, 2007 and December 31 2006

 (Prepared by Management)

ASSETS	December 31
2007
Current Assets:
Cash	$ 9,052
Total current assets	9,052

Total Assets	$ 9,052
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Due to related party	2,655
Total Current Liabilities	2,655
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
5,100,000 shares issued and outstanding	5,100
Additional paid in capital	32,500
Accumulated deficit	(31,203)
Total Stockholders' Equity (Deficit)	6,397

Total Liabilities and Stockholders' Equity (Deficit)	$ 9,052

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months periods ended December 31, 2007 and 2006 and for the period January 12, 2000 (Inception) to December 31, 2007

 (Prepared by Management)

					From January 13, 2000
					(Date of inception)
	Three Months Ended				to
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007

Revenue:	$ -	$ -			$ -

Total Revenue					-

Operating Expenses:
Exploration costs		-			5,000
General and administrative	3,613	500	6,103	500	14,703
Impairment of mineral claims		-			11,500
Total Operating Expenses	3,613	-			31,203

NET LOSS	$ (3,613)	$ (500)		$ (500)	$ (31,203)

Weighted Average Shares
Common Stock Outstanding	5,100,000	1,500,000	5,100,000	750,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ -	$ -	$ -

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and six months ended December 31, 2007 and 2006 and for the period January 12, 2000 (Inception) to December 31, 2007

 (Prepared by Management)

			From January 13, 2000
			(Date of inception)
	Six Months Ended		to
	December 31, 2007	"December 31, 2006	December 31, 2007
Cash Flows Used in Operating Activities:
Net Loss	$ (6,103)	$ (500)	$ (31,203)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for property	-	-	1,500
Issuance of stock for services	-	500	1,100

Net Cash Used in Operating Activities	(6,103)	-	(28,603)

Cash Flows from Investing Activities:	-		-
	-
Cash Flows from Financing Activities:	-
Due to shareholder	-	-	2,655
Issuance of common stock for cash	-	34,338	35,000
Net Cash Provided by Financing Activities	-		37,655

Net Increase (Decrease) in Cash	(6,103)	-	9,052

Cash at Beginning of Period	15,155	-	-

Cash at End of Period	$ 9,052	$ 34,338	$ 9,052

Non-Cash Investing & Financing Activities
Issuance of stock for property			$ 1,500
Issuance of stock for services		$ 500	$ 1,100

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three and six months ended December 31, 2007 and 2006 and for the period from the date of inception on January 13, 2000 to December 31, 2007 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2007 and 2006 and the results of its operations and cash flows for the three months and six months ended December 31, 2007 and 2006 and for the period from the date of inception on January 13, 2000 to December 31, 2007.

The results of operations for the three months ended December 31, 2007 and 2006 are not necessarily indicative of the results for a full year period.

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

NOTE 3 – MINERAL CLAIMS

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

NOTE 4 – COMMON STOCK

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sles and has incurred a net loss of $ 31,203 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

Subsequent to the period covered in this report the board of directors of the registrant unanimously resolved to authorize a share dividend of three common shares for each common share issued and outstanding as at the record date of January 18, 2008.  A copy of the report on Form 8K concerning this action is attached to this document as Exhibit 99.1

Item 3.     Defaults Upon Senior Securities

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

Exhibit 99.1    Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CAPITAL RESOURCE ALLIANCE INC.

Dated February 11, 2008

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

4