Form 10-Q/A
period 2008-03-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2008-10-03
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q/A

[X] QUARTERLY AMMENDMENT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Common equity as of the last practicable date: 23,000,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 23,000,000 shares issued and outstanding

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

BALANCE SHEETS

March 31, 2008 and December 31 2006

 (Prepared by Management)

ASSETS	March 31,	June 30,
	2008	2007

Current Assets:
Cash	$ 1,475	$ 8,655
Total current assets	1,475	8,655

Total Assets	$ 1,475	$ 8,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-
Due to related party	-	2,655
Total Liabilities	-	2,655

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
23,000,000 shares outstanding as of March 31, 2008
(20,400,000 shares outstanding as of June 30, 2007)	23,000	20,400
Additional paid in capital	21,100	17,200
Accumulated deficit	(42,625)	(31,600)

Total Stockholders' Equity (Deficit)	1,475	6,000

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,475	$ 8,655

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months periods ended March 31, 2008 and 2006 and for the period January 12, 2000 (Inception) to March 31, 2008

 (Prepared by Management)

					From
					January 13, 2000
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	23,000	-	23,000	23,000
General and administrative	4,872	8,100	11,025	8,600	19,625
Total Operating Expenses	4,872	31,100	11,025	31,600	42,625

NET LOSS	$ (4,872)	$ (31,100)	$ (11,025)	$ (31,600)	$ (42,625)

Weighted Average Shares
Common Stock Outstanding	23,000,000	17,378,022	21,272,947	6,021,157

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and six months ended March 31, 2008 and 2006

and for the period January 12, 2000 (Inception) to March 31, 2008

 (Prepared by Management)

					From
					January 13, 2000
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (4,872)	$ (31,100)	$ (11,025)	$ (31,600)	$ (42,625)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for property	-	1,500	-	1,500	1,500
Issuance of stock for services	-	600	-	1,100	1,100

Net Cash Used in Operating Activities	(4,872)	(29,000)	(11,025)	(29,000)	(40,025)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Due to shareholder	(2,655)	2,655	(2,655)	2,655	-
Receipt of cash for subcription receivable	-	662	-	662	662
Issuance of common stock for cash	-	-	6,500	34,338	40,838
Net Cash Provided by Financing Activities	(2,655)	3,317	3,845	37,655	41,500

Net Increase (Decrease) in Cash	(7,527)	(25,683)	(7,180)	8,655	1,475

Cash at Beginning of Period	9,002	34,338	8,655	-	-

Cash at End of Period	$ 1,475	$ 8,655	$ 1,475	$ 8,655	$ 1,475

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three and nine months ended March 31, 2008 and 2007 and for the period from the date of inception on January 13, 2000 to March 31, 2008 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months and nine months ended March 31, 2008 and 20067 and for the period from the date of inception on January 13, 2000 to March 31, 2008.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

The Company issued 650,000 shares of common stock in November of 2007 in exchange for cash.  These shares were valued at $ .01 per share.

On January 18, 2008 the Company declared a stock dividend of three new shares for each share held at that date bringing the total issued and outstanding shares to 23,000,000.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 42,625 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Title to the Long Lake claims

The Long Lake claims consist of two blocks of mineral claims comprised of 15 and 6 units, respectively.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Long Lake claims are registered 100% in the name of Luverne Hogg of Peachland, British Columbia. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  The minimum expenditure on our group of claims must be made on or before April 16, 2009.

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

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

On January 18, 2008 the board of directors of the registrant unanimously resolved to authorize a share dividend of three common shares for each common share issued and outstanding as at the record date of January 18, 2008.  A copy of the report on Form 8K concerning this action is attached to this document as Exhibit 99.1

Item 3.     Defaults Upon Senior Securities

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

Exhibit 99.1 Report on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CAPITAL RESOURCE ALLIANCE INC.

Dated May 12, 2008

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

4