Form 10-K
period 2008-06-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2008-10-10
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended June 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51249

CAPITAL RESOURCE ALLIANCE INC.

(Exact name of registrant as specified in its charter)

COLORADO	20-5966439
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1013 1ST  AVENUE NW, CALGARY, AB T2N 0A8

(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (403) 827-7936

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $0.30 Bid $0.45 Ask

The number of shares of the issuer’s common stock issued and outstanding as of October 10, 2008 was 20,400,000 shares.

Documents Incorporated By Reference: None

Part I

ITEM 1. Business.

We were incorporated on January 12, 2000 under the laws of the state of Colorado.  On that date Joseph Forzani was appointed as our director.  As well, Mr. Forzani was appointed as our President, Chief Executive Officer Secretary and Treasurer.  On November 16, 2006 Fred Fitzgerald joined our board of directors as Secretary Treasurer.

Description of Business

In General

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Long Lake claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Long Lake claims is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to several mineral claims located predominately under the lakebed of Long Lake, in the Beardmore-Geraldton Camp, Abrey Township, Northwestern Ontario, Canada Thunder Bay Mining District.  We have recently entered into an agreement to acquire 5 square mile (3,200 acres) of leases for the exploration and development of a substantial potash discovery.

ITEM 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Long Lake claims, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2008 we had cash in the amount of $1,186. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Long Lake claims.  We do not currently have sufficient funds to conduct initial exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the Long Lake claims are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Long Lake claims to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Although we are preparing to commence exploration on the Long Lake claims in the fall of, we have not yet commenced exploration on the property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on January 12, 2000 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Long Lake claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization or reserves of copper, silver or gold.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  Our exploration of the Long Lake claims may not result in the discovery of commercial quantities of potash, copper, silver or gold.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER RESERVES OF PRECIOUS METALS ON THE LONG LAKE CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP THE ELIZA CLAIMS.

The Long Lake claims do not contain any confirmed bodies of mineralization. If our exploration programs are successful in establishing minerals of commercial tonnage and grade, we will require additional funds in order to further develop the property.  At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our independent accountant’s report to our audited financial statements for the period ended June 30, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the Long Lake claims, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our directors do not have any technical training in the field of geology.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Forzani intends to devote 10 hours per week to our business affairs. It is possible that the demands on Mr. Forzani from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Forzani may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement, of which this annual report forms a part.  However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

The shares offered by this annual report constitute penny stock under the Securities and Exchange Act.  The shares will remain penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

ITEM 2. Properties.

By a mineral property purchase agreement dated March 19, 2007, the Company acquired a 100% undivided right, title and interest in and to two mineral claims known collectively as the Long Lake claims.  We do not own or lease any property other than the Long Lake claims. In order to acquire the claims, we paid $10,000 cash and 500,000 shares of our common stock to Mr. Donald Murdock, the vendor of the property in an arm’s length transaction.

ITEM 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders.

During the final quarter of our fiscal year no matters were submitted for voting to our shareholders.

PART II

ITEM 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol CAAL.  Since having our share price quoted, the shares have ranged from $0.30 to $1.10.  As of October, 10. 2008 the bid-asked quotations were $0.32 Bid - $0.45 Offered.  Average trading volume is 36,815 shares.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0	$0
2nd Quarter 2008	$0	$0
3rd Quarter 2008	$1.10	$0.30

ITEM 6. Selected Financial Data.

Statement of Operations Information:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	11,314	25,100
Net income (loss)	11,314	25,100
Income (loss) per share (basic and diluted)	(0.00)	(0.01
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	June 30, 2008	June 30, 2007
Working capital	$1,186	12,500
Total assets	1,186	15,155
Total liabilities	-	2,655
Accumulated Deficit	36,414	25,100
Stockholders’ equity (deficit)	1,186	12,500

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Title to the Long Lake claims

The Long Lake claims consist of two blocks of mineral claims comprised of 15 and 6 units respectively.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Long Lake claims are registered 100% in the name of Luverne Hogg of Peachland, British Columbia. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  The minimum expenditure on our group of claims must be made on or before April 16, 2009.

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

Plan of Operation

• Reestablish the location of previous geophysical grids (1999) with GPS (global positioning system) survey equipment.

• Define drill targets by confirming known geophysical anomalies and determine the size of the open conductor (HLEM target 2, Figure 2). Today’s high resolution geophysical surveys are a cost effective method to precisely identify drill targets. When additional drilling is required quick and accurate positioning of previous drill holes and geophysical anomalies can be relocated by GPS.

• Negotiate an option for the offsetting claims to the west that are currently staked (Figure 3).

• Additional research and data acquisition of previous exploration to establish any known drill locations and mineralization in the immediate area of interest. This would avoid any duplication of exploration and can lead to additional staking.

• Due to the available short window of safe ice conditions logistical planning for the geophysics and drill contractors should be fast tracked.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  Our management is prepared to provide us with short-term loans, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.  Management feels that having our shares quoted on the OTC Bulletin Board quotation system may make attracting further capital easier.

We have not and do not intend to seek debt financing by way of bank loan, line of credit or otherwise.  Financial institutions do not typically lend money to mineral exploration companies with no stable source of revenue.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Long Lake claims.  We have not undertaken any efforts to locate a joint venture partner.  There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.  We may also pursue acquiring interests in alternate mineral properties in the future.

We have applied for and expect to receive, in the near future permits to thoroughly drill and evaluate the potash deposit in northern Queensland, Australia. We have evaluated several previous drill holes and their results.  These older drill holes indicated excellent sections of strata.  These include several intersections have been located from two deep drill holes: Bonnie 1 Core 3 at 7,362 feet shows a core assaying at 59% Sodium Chloride (common salt) and 41% Potassium Chloride (potash).  Drill hole Bore 1, Core 19 indicates a twelve foot intersection with assays ranging from 31% to 64% potash combined with sodium chloride. Should further drilling indicate, we plan to recover the potash deposits in situ, that is dissolving both the Sodium chloride and the potash and separating both from the liquor recovered, a very economical method of exploiting deposits at these depths.

Results of Operations for Period Ending June 30, 2008

We did not earn any revenues during the period ending June 30, 2008.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $36,414 for the period from our inception on January 12, 2000 to June 30, 2008. These operating expenses were comprised of legal and organizational costs of $19,914, mineral exploration costs of $5,000 and mineral impairment costs of $11,500. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Description of Property

The mailing address of our business is 1013 1ST AVENUE NW, CALGARY, AB T2N 0A8

 Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements.

Our office space is approximately 200 sq. ft. and contains a desk, chair, computer,  printer, facsimile machine  All physical assets in our office are loaned to us by Mr. Forzani at no cost to us. Our property is adequate, suitable, has enough capacity to operate our business and is in good condition.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

By a mineral property purchase agreement dated March 19, 2007, the Company acquired a 100% undivided right, title and interest in and to two mineral claims known collectively as the Long Lake claims.

 ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Capital Resource Alliance, Inc. (An Exploration Stage Company) as of June 30, 2008 and the statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007 and for the period from date of inception (January 12, 2000) to June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of June 30, 2008 and the results of its operations and cash flows for the years ended June 30, 2008 and 2007, and for the period from the date of inception (January 12, 2000) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

  .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

October 3, 2008

Salt Lake City, Utah

F-IICAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

JUNE 30, 2008

ASSETS

Cash	$ 1,186

Total Assets	$ 1,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:	-

Stockholders' Equity:
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
20,400,000 issued and outstanding	20,400

Additional paid in capital	17,200
Deficit accumulated during the exploration stage	(36,414)

Total Stockholders' Equity	1,186

Total Liabilities and Stockholders' Equity	$ 1,186

F-III

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS

JUNE 30, 2008

			From January 12, 2000
			(Date of inception )
	June 30, 2008	June 30, 2007	to June 30, 2008

Revenue:	$ -	$ -	$ -
Total Revenue			-

Operating Expenses:
Mineral exploration costs		5,000	5,000
General & administrative	11,314	8,600	19,914
Impairment of mineral claims		11,500	11,500

Total Operating Expenses	11,314	25,100	36,414

NET LOSS	$ (11,314)	$ (25,100)	$ (36,414)

Weighted Average Shares
Common Stock Outstanding	20,400,000	17,050,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

F-IV

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS EQUITY

JUNE 30, 2008

					Additional	Deficit accumulated
	Shares	Par Value	Shares	Par Value	Paid-In	during the exploration
	Issued	$.001 per share	Issued	$.001 per share	Capital	stage	Total

BALANCE- January 12, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -

BALANCE- June 30, 2005	-	-	-	-	-	-	-

BALANCE- June 30, 2006	-	-	-	-	-	-	-

Issuance of common stock in exchange
for services - November 2006			2,000,000	2,000	(1,500)		500
Issuance of common stock							-
for cash - December 2006			14,000,000	14,000	21,000		35,000
Issuance of common stock in exchange
for services - January 2007			2,400,000	2,400	(1,800)		600
Issuance of common stock in exchange
for mineral claims - April 2007			2,000,000	2,000	(500)		1,500
Net (loss) for period ended June 30, 2007						(25,100)	(25,100)

BALANCE- June 30, 2007	-	-	20,400,000	20,400	17,200	(25,100)	12,500

Three for one stock dividend - January 2008
Net(loss) for the period ended June 30, 2008						(11,314)	(11,314)

BALANCE - June 30, 2008			20,400,000	$ 20,400	$ 17,200	$ 36,414	$ 1,186

F-V

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASHFLOWS

JUNE 30, 2008

			From January 12, 2000
			(Date of inception )
	June 30, 2008	June 30, 2007	to June 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (11,314)	$ (25,100)	$ (36,414)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of common stock for services		1,100	1,100
Impairment of mineral claims		11,500	11,500
	-		-
Net Cash Used in Operating Activities	(11,314)	(12,500)	(23,814)

Cash Flows Used In investing Activities:
Acquisition of mineral claims		(10,000)	(10,000)

Net Cash Used In Investing Activities		(10,000)	(10,000)

Cash Flows from Financing Activities:
Issuance of common stock for cash		35,000	35,000
Due to related party	(2,655)	2,655	-

Net Cash Provided by Financing Activities	(2,655)	35,000	35,000

Net Increase (Decrease) in Cash	(13,969)	15,155	1,186

Cash at Beginning of Year	15,155	-	-

Cash at End of Year	$ 1,186	$ 15,155	$ 1,186

Non-Cash Investing & Financing Activities
Issuance of stock for services		$ 1,100	$ 1,100
Issuance of stock for mineral claims		1,500	1,500

F-VI

 CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Capital Resource Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 13, 2000.  The Company’s activities to date have been limited to organization and capital formation.  The Company is “an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted June 30 as its fiscal year end.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

F-VII

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008

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

F-VIII

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 4 – COMMON STOCK

The Company issued 600,000 shares of its common stock in January 2000 in exchange for services rendered valued at $600.

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

In January of 2008, the Company effected a three for one stock dividend of all of the outstanding shares of common stock on that date.  Immediately before the stock dividend, the Company had 5,100,000 shares of common stock outstanding and after the stock dividend, the Company had 20,400,000 shares of common stock outstanding.  This stock dividend has been retroactively reported in the shareholders’ equity as if the stock dividend had been effective at the inception of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of      $36,414 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 –SUBSEQUENT EVENT

On July 11, 2008, the Company entered into a minerals claim purchase agreement with Queensland Potash Pty Ltd. (Potash) whereby the Company will acquire an interest in property and the mineral rights in that property located in North Queensland, Australia.  Under the terms of the agreement, the Company will pay the sum of $ 3,250,000 for the property and the mineral rights.  The Company is obligated to pay the sum of $250,000 within twenty days of the execution of the agreement; an additional $ 250,000 within forty days of the execution of the agreement; an additional $250,000 within sixty days of the execution of the agreement and the balance of $2,500,000 will be paid by issuance of shares of common stock of the Company at a maximum price of $1.00 per share.

As of the date of this report, October 3, 2008, the Company had not made any of the scheduled payments under the terms of the agreement.  Management has not made the scheduled payments because the seller (Potash) had not met its obligations under the terms of the agreement.

F-IX

ITEM 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

ITEM 9A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

We have filed reports on Form 8K on January18, 2008 and July14, 2008

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name of Director

Age

Joseph Forzani

 51

Frederick Fitzgerald

 49

Executive Officers:

Name of Officer

Office

Joseph Forzani

President and Chief Executive Officer

Fred Fitzgerald

Secretary, Treasurer and Principal Accounting Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Joseph Forzani, President and Chief Executive Officer

1982 – Present

Founding member of the Forzani Group, a publicly trading Canadian company that owns and operates over 500 sporting goods stores throughout Canada.  In 1982 Mr. Forzani started RnR, a specialized outdoor sports company as part of the Forzani Group and subsequently purchased 100% of RnR and remains the sole owner.  He has retained his interest in the Forzani Group.

Mr. Forzani attended Utah State University (BA in Education and MA in Psychology) on a football scholarship, was drafted by the Philadelphia Eagles and played professional football for 10 years ending his career with the Calgary Stampeders of the Canadian Football League.

Fred Fitzgerald, Secretary, Treasurer and Principal Accounting Officer

Nov 2005- March 2007 Store Manager Dollar Giant Stores, Vancouver, B.C                                                                                         Maintained expenses, sales and store shrink within a budget and closely monitored all variables related to stores

Monitored product turnover, seasonality of product and any influencing variables such as special promotion of a product or fierce competition and determined appropriate inventory.

Evaluated product base of a retail outlet and initiated changes that increased merchandise turnover and profitability yet reduced store inventory.

January  2003-Nov. 2005  Bakery Manager - Tim Horton Donuts Ltd, Woodstock, Ontario

Monitored inventory on a regular basis and baked product as determined by sales and projected demand.

Maintained production control information as a tool for future production.

Chaired many large fund raising projects and held all executive positions with the Woodstock Kinsmen Club.

April 1999- January2003 Sales Representative

Husky Foods, Woodbridge, Ontario

Responsible for maintaining a regular call cycle to a large number of accounts in many different types of business

Developed and implemented sales presentations and marketing strategies that resulted in     increased sales.

Significant Employees and Consultants

We have no significant employees other than Mr. Forzani and Mr. Fitzgerald

Committees of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on to June 30, 2008, and subsequent to that period to the date of this  annual report.

Annual Compensation

NAME	TITLE	YEAR	SALARY	BONUS	OTHER COMPENSATION

Joseph Forzani	President	2000 to	-0-	-0-	-0-
		2008	-0-	-0-	-0-

Frederick Fitzgerald	Secretary/Treasurer	2006	-0-	-0-	-0-
		to	-0-	-0-	-0-
		2008	-0-	-0-	-0-

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2008, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group as at July 21, 2004.  Except as otherwise indicated, all shares are owned directly.

                                                                                            Amount of

Title of                               Name and address                  beneficial                        Percent

Class                                of beneficial owner                  ownership                        of class

Common Stock              Joseph Forzani                             2,400,000                         11.76%

          1013 1st Avenue, NW

          Calgary, AB T2N 0A8

Common Stock

           Fred Fitzgerald

      2,000,000

                     9.8%

           87 Oxford Street

           Woodstock, ON N4S 6A4

Common Stock

           Donald Murdock

      2,000,000

                     9.8%

           16125 Shawbrooke Road, SW

           Calgary, AB T2B 3X5

Common Stock              All Officers and Directors            4,400,000

    21.8%

          as a Group.

The percent of class is based on 20,400,000 shares of common stock issued and outstanding.

Security Ownership of Management

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2008, we had 20,400,000 shares of common stock issued and outstanding. We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2008
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans

(a)	(b)	(excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders	Nil	N/A	N/A

Equity Compensation Plans not approved by security holders	Nil	N/A	N/A

Total	Nil	N/A	N/A

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;

  *  Any person proposed as a nominee for election as a director;

  *  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights

  *  our  promoters, Mr. Joseph Forzani and Mr. Fred Fitzgerald; and

  *  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Our president, Mr. Joseph Forzani, provides management services and office premises to us free of charge.

ITEM 14.    Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2008 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	$4500	$4500
Audit Related Fees	$4,500	$4,500
Tax Fees	-	-
All Other Fees	$2,000	$2,000
Total	$11,000	$11,000

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

ITEM 15. EXHIBITS..

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*
3.4	Bylaws*

10.1	Agreement *

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 32.2

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

*	Filed with the SEC as an exhibit to our Registration Statement on Form S-1
*	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

   /s/ Joseph Forzani

          Joseph Forzani, President and Chief Executive Officer

    /s/ Frederick Fitzgerald

         Frederick Fitzgerald, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

October 10, 2008