Form 10-Q/A
period 2008-03-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2008-11-10
CIK 1409446

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

Common equity as of the last practicable date: 20,400,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 20,400,000 shares issued and outstanding

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

BALANCE SHEETS

 (Unaudited)

ASSETS	March 31,
2008

Current Assets:
Cash	$ 1,475
Total current assets	1,475

Total Assets	$ 1,475

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:	-
Total Current Liabilities	-

Stockholders' Equity:
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
20,400,000 shares issued and outstanding	20,400
Additional paid in capital	17,200
Accumulated deficit	(36,125)

Total Stockholders' Equity	1,475

Total Liabilities and Stockholders' Equity	$1,475

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					January 13, 2000
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	5,000	-	5,000	5,000
General and administrative	4,922	8,100	11,025	8,600	19,625
Impairment of mineral claims		11,500		11,500	11,500
Total Operating Expenses	4,922	24,600	11,025	25,100	36,125

NET LOSS	$ (4,922)	$ (24,600)	$ (11,025)	$ (25,100)	$ (36,125)

Weighted Average Shares
Common Stock Outstanding	20,400,000	18,400,000	20,400,000	11,200,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					From
					January 13, 2000
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (4,922)	$ (24,600)	$ (11,025)	$ (25,100)	$ (36,125)

Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Issuance of stock for property	-	1,500	-	1,500	1,500
Issuance of stock for services	-	600	-	1,100	1,100

Net Cash Used in Operating Activities	(4,922)	(22,500)	(11,025)	(22,500)	(33,525)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Due to shareholder	(2,655)	2,655	(2,655)	2,655	-
Issuance of common stock for cash	-	-		35,000	35,000
Net Cash Provided by Financing Activities	(2,655)	2,655	(2,655)	37,655	35,000

Net Increase (Decrease) in Cash	(7,577)	(19,845)	(13,680)	15,155	1,475

Cash at Beginning of Period	9,052	35,000	15,155	-	-

Cash at End of Period	$ 1,475	$ 15,155	$ 1,475	$ 15,155	$ 1,475

Non-Cash Investing & Financing Activities
Issuance of stock for property	$ -	$ 1,500	$ -	$ 1,500	$ 1,500
Issuance of stock for services	$ -	$ 600	$ -	$ 1,100	$ 1,100

SEE ATTACHED NOTES

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 36,125 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Dated November 10, 2008

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

4