Form 10-Q
period 2008-09-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2008-11-14
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

BALANCE SHEETS

September 30, 2008 and December 30 2007

 (Unaudited)

ASSETS	September 30,
2008

Current Assets:
Cash	$ 1,097
Total current assets	1,097

Total Assets	$ 1,097

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	5,975
Total Current Liabilities	5,975

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
20,400,000 issued and outstanding	20,400
Additional paid in capital	17,200
Accumulated deficit	(42,478)

Total Stockholders' Equity (Deficit)	(4,878)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,097

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended September 30, 2008 and 2007

and for the period January 12, 2000 (Inception) to September 30, 2008

 (Unaudited)

			From
			January 12, 2000
	For the three	For the three	(Date of inception)
	months ended	months ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General and administrative	6,064	2,490	25,978
Impairment of mineral claims			11,500
Total Operating Expenses	6,064	2,490	42,478

NET LOSS	$ (6,064)	$ (2,490)	$ (42,478)

Weighted Average Shares
Common Stock Outstanding	20,400,000	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2008 and 2007

and for the period December 14, 2006 (Inception) to September 31, 2008

 (Unaudited)

			From
			January 12, 2000
	For the three	For the three	(Date of inception)
	months ended	months ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (6,064)	$ (2,490)	$ (42,478)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Increase in accounts payable	5,975	-	5,975

Net Cash Used in Operating Activities	(89)	(2,490)	(23,903)

Cash Flows from Investing Activities:
Acquisiton of mineral claims			(10,000)
Net cash used in investing activiites			(10,000)

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(89)	(2,490)	1,097

Cash at Beginning of Period	1,186	8,655	-

Cash at End of Period	$ 1,097	$ 6,165	$ 1,097

Non-Cash Investing & Financing Activities
Issuance of stock for mineral claims	$ -	$ -	$ 1,500
Issuance of stock for services	$ -	$ -	$ 1,100

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three months ended September 30, 2008 and 2007 and for the period from the date of inception on January 12, 2000 to September 30, 2008 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and 2007and the results of its operations and cash flows for the three months ended September 30, 2008 and 2007 and for the period from the date of inception on January 12, 2000 to September 30, 2008.

The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

NOTE 4 – COMMON STOCK

The Company issued 2,000,000 shares of its common stock in November 2006 in exchange for services rendered valued at $500.

The Company issued 2,400,000 shares of its common stock in January 2007 in exchange for services rendered valued at $600.

During the year ended June 30, 2007 the Company issued 14,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.01 per share for an aggregate value of $35,000.

The Company issued 2,000,000 shares of its common stock in April 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.003 per share for an aggregate value of $1,500.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 42,478 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – MINERALS CLAIM PURCHASE AGREEMENT

 On July 11, 2008, the Company entered into a minerals claim purchase agreement with Queensland Potash Pty Ltd. (Potash) whereby the Company will acquire an interest in property and the mineral rights of that property located in North Queensland, Australia.  Under the terms of the agreement, the Company will pay the sum of $3,250,000 for the property and mineral rights.  The Company is obligated to pay the sum of $250,000 within twenty days of the execution of the agreement; an additional $250,000 within forty days of the execution of the agreement; an additional $250,000 within sixty days of the execution of the agreement and the balance of $2,500,000 will be paid by the issuance of shares of common stock of the Company at a maximum price of $1.00 per share.

As of the date of this report, November 12, 2008, the Company had not made any of the scheduled payments under the terms of the agreement.  Management has not made the scheduled payments because the seller (Potash) had not met its obligations under the terms of the agreement.

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

On July 11,2008, Capital Resource Alliance entered into a contract with Queensland Potash Pty Ltd. to purchase an interest in a Potash mining property identified as EPM application Number 17503 located in North Queensland, Australia.  The interest consists of five square miles (3,200 acres) of claims.  A copy of the contract is attached to this filing as Exhibit 99.2.

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

Long Lake Claims Purchase Agreement

On September 19, 2007, we entered into an agreement with Mr. Donald Murdock of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprising two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. We agreed to have Mr. Murdock hold these claims in trust on our behalf for the sum of $10,000 and 500,000 shares of our restricted stock for a 100% undivided right, title and interest in and to these claims.

Queensland, Australia Potash Property

We are in the process of applying to the appropriate Australian authorities for drilling permits to further explore the five square miles  of land lying over and extensive deposit of NaCl (Sodium Chloride or common salt) and  KCL, (Potassium Chloride or Potash).  Our plan is to drill a series of test holes to establish production targets and proceed to develop the property. Indications are that the most efficient and profitable method of production is to produce both salt and potash “in situ”, that is in place.  A series of drill holes are completed and heated water pumped into the underlying formation that is up to 2,000 feet below the surface.  The water dissolves the common salt and the potash and the resultant fluid or “liquor is recovered from a separate drill hole.  At this point recovery of both salts is accomplished through evaporation.  There is a huge ready market for all of the potash we can produce throughout Asia and Africa.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

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

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II

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

Dated November 14, 2008

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

5