Form 10-Q
period 2008-12-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2009-02-13
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS	December 31,	June 30,
	2008	2008

Current Assets:
Cash	$ -	$ 1,186
Total current assets	-	1,186

Total Assets	$ -	$ 1,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	6,005	-
Total Current Liabilities	6,005	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
20,400,000 shares issued and outstanding at December 31, 2008
(20,400,000 shares issued and outstanding at June 30, 2008)	20,400	20,400
Additional paid in capital	17,200	17,200
Accumulated deficit	(43,605)	(36,414)

Total Stockholders' Equity (Deficit)	(6,005)	1,186

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 1,186

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					January 13, 2000
	For the three	For the three	For the six	For the six	(Date of inception)
	months ended	months ended	months ended	months ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	5,000
General and administrative	1,127	3,663	7,191	6,103	27,105
Impairment of mineral claims	-	-	-	-	11,500
Total Operating Expenses	1,127	3,663	7,191	6,103	43,605

NET LOSS	$ (1,127)	$ (3,663)	$ (7,191)	$ (6,103)	$ (43,605)

Weighted Average Shares
Common Stock Outstanding	20,400,000	20,400,000	20,400,000	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			January 13, 2000
	For the six	For the six	(Date of inception)
	months ended	months ended	to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (7,191)	$ (6,103)	$ (43,605)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims			11,500
Increase in Accounts Payable	6,005	-	6,005
Net Cash Used in Operating Activities	(1,186)	(6,103)	(25,000)

Cash Flows from Investing Activities:
Acquisiton of mineral claims			(10,000)
Net Cash Used in Investing Activities			(10,000)

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(1,186)	(6,103)	-

Cash at Beginning of Period	1,186	15,155	-
Cash at End of Period	$ -	$ 9,052	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for mineral claims	$ -	$ -	$ 1,500
Issuance of stock for services	$ -	$ -	$ 1,100

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three and six months ended December 31, 2008 and 2007 and for the period from the date of inception on January 12, 2000 to December 31, 2008 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31,, 2008 and 2007 and the results of its operations and cash flows for the three and six months ended December 31, 2008 and 2007 and for the period from the date of inception on January 12, 2000 to December 31, 2008.

The results of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results for a full year period.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 43,605 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of the date of this report, February 12, 2009, the Company had not made any of the scheduled payments under the terms of the agreement.  Management has not made the scheduled payments because the seller (Potash) had not met its obligations under the terms of the agreement.

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

Dated February 14, 2008

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

4