Form 10-Q
period 2009-03-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2009-05-20
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

16125 Shawbrookw Rd SW, Calgary,  AB T2Y 3B3 Canada

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

Common equity as of the last practicable date: 61,200,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 61,200,000 shares issued and outstanding

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

BALANCE SHEETS

 As at March 31, 2009 and June 30, 2008

ASSETS	March 31,	June 30,
	2009	2008
	(Unaudited)
Current Assets:
Cash	$ -	$ 1,186
Total current assets	-	1,186

Total Assets	$ -	$ 1,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	5,975	-
Total Current Liabilities	5,975	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 300,000,000 shares authorized
61,200,000 shares issued and outstanding at March 31, 2009
and June 30, 2008	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Accumulated deficit	(43,575)	(36,414)

Total Stockholders' Equity (Deficit)	(5,975)	1,186

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 1,186

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2009

AND FROM JANUARY 12, 2000 (INCEPTION) THROUGH MARCH 31, 2009

					From
					January 13, 2000
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	5,000
General and administrative	(30)	4,872	7,161	11,025	27,075
Impairment of mineral claims					11,500
Total Operating Expenses	(30)	4,872	7,161	11,025	43,575

NET LOSS	$ 30	$ (4,872)	$ (7,161)	$ (11,025)	$ (43,575)

Weighted Average Shares
Common Stock Outstanding	20,400,000	20,400,000	20,400,000	20,038,888

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2009

AND FROM JANUARY 12, 2000 (INCEPTION) THROUGH MARCH 31, 2009

					From
					January 13, 2000
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ 30	$ (4,872)	$ (7,161)	$ 1,025)	$ (43,575)

Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Issuance of stock for services	-	-	-	-	1,100
Impairment of mineral claims	-	-	-	-	11,500
Increase in Accounts Payable	(30)	-	5,975	-	5,975

Net Cash Used in Operating Activities	-	(4,872)	(1,186)	(11,025)	(25,000)

Cash Flows from Investing Activities:	-	-	-	-	-
Acquisition of mineral claims	-	-	-	-	(10,000)

Cash Flows from Financing Activities:
Due to shareholder	-	(2,655)	-	(2,655)	-
Issuance of common stock for cash	-	-	-	6,500	35,000
Net Cash Provided by Financing Activities	-	(2,655)	-	3,845	35,000

Net Increase (Decrease) in Cash	-	(7,527)	(1,186)	(7,180)	-

Cash at Beginning of Period	-	9,002	1,186	8,655	-

Cash at End of Period	$ -	$ 1,475	$ -	$ 1,475	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ -	$ -	$ 1,100

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three and nine months ended March 31, 2009 and 2008 and for the period from the date of inception on January 12, 2000 to March 31, 2009 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three and nine months ended March 31, 2009 and 2008 and for the period from the date of inception on January 12, 2000 to March 31, 2009.

The results of operations for the three and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

NOTE 3 – MINERAL CLAIMS

The Company entered into a mineral claims purchase agreement on April 25th, 2007, whereby the Company purchased certain mineral claims located in the Abrey Township, Northwestern Ontario, Thunder Bay Mining District.  These mineral claims were acquired from an individual for cash in the amount of $10,000 and the issuance of 6,000,000 shares of the Company’s common stock valued at $ .0002 per share for a total purchase price of $11,500.  After the acquisition of these mineral claims, management performed an impairment test to determine the carrying value of these claims.  Management determined that there was no reasonable method to value the claims and have impaired the cost of these claims and recorded the expense during the year ended June 30, 2007.

NOTE 4 – COMMON STOCK

The Company issued 6,000,000 shares of its common stock in November 2006 in exchange for services rendered valued at $500.

The Company issued 7,200,000 shares of its common stock in January 2007 in exchange for services rendered valued at $600.

During the year ended June 30, 2007 the Company issued 42,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.0008 per share for an aggregate value of $35,000.

The Company issued 6,000,000 shares of its common stock in April 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.0002 per share for an aggregate value of $11,500.

In January of 2008, the Company effected a three for one stock dividend of all of the outstanding shares of common stock on that date.  Immediately before the stock dividend, the Company had 20,400,000 shares of common stock outstanding and after the stock dividend, the Company had 61,200,000 shares of common stock outstanding.  This stock dividend has been retroactively reported in the shareholders’ equity as if the stock dividend had been effective at the inception of the Company.

In November of 2008, the Company effected a three for one forward split of all of the outstanding shares of common stock of the Company.  Immediately before the stock split, the Company had 20,400,000 shares of common stock outstanding and after the stock split, the Company had 61,200,000 shares of common stock outstanding.  This forward split has been retroactively reported in the shareholders’ equity as if the forward split had been effective at the inception of the Company.

Also, in November of 2008, the Company amended its articles of incorporation to increase the total authorized shares of common stock to 300,000,000.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 43,575 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of the date of this report, May 13, 2009, the Company had not made any of the scheduled payments under the terms of the agreement.  Management has not made the scheduled payments because the seller (Potash) had not met its obligations under the terms of the agreement.

Item 6.  Exhibits and Reports on Form 8K

Exhibit 99.1  Report on Form 8K dated November 20, 2008

Exhibit 99.2  Report on Form 8K dated February 23, 2009

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

Dated May 14, 2008

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, President, Secretary/Treasurer, Director and Principal Accounting Officer

3