Form 10-K
period 2009-06-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2009-10-13
CIK 1409446

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

16125 Shawbrooke Rd. SW  Calgary, AB T2y 3B3

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

Large accelerated filer	Accelerated filer
Non-accelerated ??filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $0.30 Bid $0.45 Ask

The number of shares of the issuer’s common stock issued and outstanding as of September 10, 2009 was 61,200,000 shares.

Documents Incorporated By Reference: None

Part I

ITEM 1. Business.

We were incorporated on January 12, 2000 under the laws of the state of Colorado.  On that date Joseph Forzani was appointed as our director.  As well, Mr. Forzani was appointed as our President, Chief Executive Officer Secretary and Treasurer.  On November 16, 2006 Fred Fitzgerald joined our board of directors as Secretary Treasurer. Joseph Forzani of Calgary, AB has resigned as President and CEO on February 23, 2009 and Fred Fitzgerald will take over interim duties of CEO, President, Secretary/Treasurer and Chief Accounting Officer.

Description of Business

In General

We have entered into an agreement to purchase the assets of Engineered Construction Solutions Inc. of Calgary, Alberta, Canada. The purchase with a closing date of October 31, 2009 or sooner, ownership of the proprietary and revolutionary building-system technology called “WonderWall”.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Long Lake claims, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2009 we had cash in the amount of $0.00. We currently do not have any operations and we have no income.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our independent accountant’s report to our audited financial statements for the period ended June 30, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our president, Mr. Fitzgerald intends to devote 10 hours per week to our business affairs. It is possible that the demands on Mr. Fitzgerald  from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Fitzgerald may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

ITEM 2. Properties.

By a mineral property purchase agreement dated March 19, 2007, the Company acquired a 100% undivided right, title and interest in and to two mineral claims known collectively as the Long Lake claims.  We do not own or lease any property other than the Long Lake claims. In order to acquire the claims, we paid $10,000 cash and 600,000,000 shares of our common stock to Mr. Donald Murdock, the vendor of the property in an arm’s length transaction.

ITEM 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders.

During the final quarter of our fiscal year no matters were submitted for voting to our shareholders.

PART II

ITEM 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol CAAL.  Since having our share price quoted, the shares have ranged from $0.30 to $1.10.  As of October, 10. 2009 the bid-asked quotations were $0.32 Bid - $0.45 Offered.  Average trading volume is 36,815 shares.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$1.10	$0.30
2nd Quarter 2009	$1.10	$0.30
3rd Quarter 2009	$1.10	$0.30

ITEM 6. Selected Financial Data.

Statement of Operations Information:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	15,960	11,314
Net income (loss)	15,960	11,314
Income (loss) per share (basic and diluted)	(0.00)	(0.00
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	June 30, 2009	June 30, 2008
Working capital	$(14,774)	1,186
Total assets	(14,774)	1,186
Total liabilities	-	-
Accumulated Deficit	(52,374)	(36,414)
Stockholders’ equity (deficit)	(14,774)	1,186

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

Long Lake Claims Purchase Agreement

On March 19, 2007, we entered into an agreement with Mr. Donald Murdock of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprising two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. We agreed to have Mr. Murdock hold these claims in trust on our behalf for the sum of $10,000 and 600,000,000 shares of our restricted stock for a 100% undivided right, title and interest in and to these claims.

Title to the Long Lake claims

The Long Lake claims consist of two blocks of mineral claims comprised of 15 and 6 units respectively.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.  The claims comprising the Long Lake claims are registered 100% in the name of Luverne Hogg of Peachland, British Columbia. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year.  The minimum expenditure on our group of claims must be made on or before April 16, 2010.

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

Results of Operations for Period Ending June 30, 2009

We did not earn any revenues during the period ending June 30, 2009.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $52,374 for the period from our inception on January 12, 2000 to June 30, 2009. These operating expenses were comprised of legal and organizational costs of $35,874, mineral exploration costs of $5,000 and mineral impairment costs of $11,500. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Description of Property

The mailing address of our business is 16125 Shawbrooke RD SW, Calgary, AB T2Y 3B3

 Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements.

Our office space is approximately 200 sq. ft. and contains a desk, chair, computer,  printer, facsimile machine  All physical assets in our office are loaned to us by Mr. Fitzgerald at no cost to us. Our property is adequate, suitable, has enough capacity to operate our business and is in good condition.

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

Board of Directors

Capital Resource Alliance, Inc.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Capital Resource Alliance, Inc. (An Exploration Stage Company) as of June 30, 2009 and 2008 and the statements of operations, stockholders’ equity(deficit) and cash flows for the years ended June 30, 2009 and 2008 and for the period from date of inception (January 12, 2000) to June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and cash flows for the years ended June 30, 2009 and 2008, and for the period from the date of inception (January 12, 2000) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

October 12, 2009

Salt Lake City, Utah

F-II

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

ASSETS	June 30,	June 30,
	2009	2008

Current Assets:
Cash	$ -	$ 1,186
Total current assets	-	1,186

Total Assets	$ -	$ 1,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	14,774	-
Total Current Liabilities	14,774	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
61,200,000 shares issued and outstanding	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Accumulated deficit	(52,374)	(36,414)

Total Stockholders' Equity (Deficit)	(14,774)	1,186

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 1,186

F-III

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the	For the	January 12 2000
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General and administrative	15,960	11,314	35,874
Impairment of mineral claims			11,500
Total Operating Expenses	15,960	11,314	52,374

NET LOSS	$ (15,960)	$ (11,314)	$ (52,374)

Weighted Average Shares
Common Stock Outstanding	61,200,000	61,200,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

F-IV

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASHFLOWS

			From
			January 13,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (15,960)	$ (11,314)	$ (46,529)

Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Increase in Accounts Payable	14,774	-	8,929

Net Cash Used in Operating Activities	(1,186)	(11,314)	(25,000)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(10,000)

Cash Flows from Financing Activities:
Due to shareholder	-	(2,655)	-
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	2,655	35,000

Net Increase (Decrease) in Cash	(1,186)	(13,969)	-

Cash at Beginning of Period	1,186	15,155	-

Cash at End of Period	$ -	$ 1,186	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,100
Issuance of stock for property	$ -	$ -	$ 1,500

F-V

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS EQUITY

		Preferred Shares		Common Shares
		10,000,000 shares authorized		100,000,000 shares authorized additional	Stock
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	(Deficit)
	1186	$.001 per share	Issued	$.001 per share	Capital	Receivable	accumulated	Total

BALANCE- January 13, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

				7,200	$ (6,600)			600

Issuance of common stock in exchange for services			6,000,000	6,000	$ (5,500)			500
November 15, 2006
Issuance of common stock for cash at $.01 per share			42,000,000	42,000	(7,000)			35,000
December , 2006
Issuance of common stock in exchange for services			7,200,000					600
January , 2007
Issuance of common stock in exchange for property			6,000,000	6,000	(4,500)			1,500
March 16, 2007

Net (loss)							(25,100)	(25,100)

BALANCE - June 30, 2007	-	$ -	61,200,000	$ 61,200	$ (23,600)	$ -	$ (25,100)	$ 12,500

3:1 stock dividend - January 18, 2008
(already included retroactively in above )

Net (loss)							(11,314)	(11,314)

BALANCE - June 30, 2008	-	$ -	61,200,000	$ 61,200	$(23,600)	$ -	$ (36,414)	$ 1,186

3:1 forward Split - November 20, 2008
(already included retroactively in above )

Net (loss)							(15,960)	(15,960)

BALANCE -June 30, 2009	-	$ -	61,200,000	$ 61,200	$(23,600)	$ -	$ (52,374)	$ (52,374)

 CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2009

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

JUNE 30, 2009

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

NOTE 3 – MINERAL CLAIMS

The Company entered into a mineral claims purchase agreement on April 25th, 2007, whereby the Company purchased certain mineral claims located in the Abrey Township, Northwestern Ontario, Thunder Bay Mining District.  These mineral claims were acquired from an individual for cash in the amount of $10,000 and the issuance of 600,000,000 shares of the Company’s common stock valued at

$ .003 per share for a total purchase price of $11,500.  After the acquisition of these mineral claims, management performed an impairment test to determine the carrying value of these claims.  Management determined that there was no reasonable method to value the claims and have impaired the cost of these claims and recorded the expense during the year ended June 30, 2007.

F-VIII

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2009

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

The Company issued 6,000,000 shares of its common stock in April 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.00025 per share for an aggregate value of $1,500.

In January of 2008, the Company effected a three for one stock dividend of all of the outstanding shares of common stock on that date.  Immediately before the stock split, the Company had 5,100,000 shares of common stock outstanding and after the stock split, the Company had 20,400,000 shares of common stock outstanding.  This stock split has been retroactively reported in the shareholders’ equity as if the stock split had been effective at the inception of the Company.

In November of 2008, the Company effected a three for one stock split of all of the outstanding shares of common stock on that date.  Immediately before the stock dividend, the Company had 20,400,000 shares of common stock outstanding and after the stock dividend, the Company had 61,200,000 shares of common stock outstanding.  This stock dividend has been retroactively reported in the shareholders’ equity as if the stock dividend had been effective at the inception of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no revenue and has incurred a net loss of      $52,374 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F-IX

NOTE 6 – MINERAL CLAIMS PURCHASE AGREEMENT

On July 11, 2008 the company entered into a mineral claims purchase agreement with Queensland Potash PTY Ltd.  (potash) whereby the company will acquire an interest in property and the mineral rights of that property located in north Queensland, Australia.  Under the terms of the agreement, the company was to pay the sum of $3,250,000 for the property and mineral rights.  The company is obligated to pay the sum of $250,000 within twenty days of the execution of the agreement; an additional $250,000 within forty days of the execution of the agreement; an additional $250,000 within Sixty days of the execution of the agreement and the balance of $2,500,000 will be paid by issuance of shares of common stock of the company at a maximum price of $1.00 per share.  Management has not made its payments because the seller (potash) had not met its obligations under the terms of the agreement.

NOTE 7 – SUBSEQUENT EVENT

On August 6, 2009, the company entered into an asset purchase agreement with Engineered Construction solutions Inc., and Ray Gordon, it’s sole shareholder whereby the company will acquire the assets of Engineered Construction solutions Inc. through the issuance of 40,000,000 shares of the company’s common stock.  Engineered Construction solutions Inc. is the owner of the proprietary and revolutionary building system technology called “WonderWall”.

Under the terms of the agreement, the transaction is to be closed on or before October 31, 2009

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of June 30, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B OTHER INFORMATION.

We have filed reports on Form 8K on January 18, 2008 and July 14, 2008 and November 21st, 2008.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name of Director

Age

Frederick Fitzgerald

 49

Executive Officers:

Name of Officer

Office

Fred Fitzgerald

President, Secretary, Treasurer and Principal Accounting Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Fred Fitzgerald, President and Chief Executive Officer, Secretary, Treasurer and Principal Accounting Officer

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

April 1999- January 2003 Sales Representative

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

Annual Compensation

NAME	TITLE	YEAR	SALARY	BONUS	OTHER COMPENSATION

Joseph Forzani	President	2000 to	-0-	-0-	-0-
	(PAST)	2008	-0-	-0-	-0-

Frederick Fitzgerald	Secretary/Treasurer	2006	-0-	-0-	-0-
	President	to	-0-	-0-	-0-
		2008	-0-	-0-	-0-

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2009, and we have not granted any stock options since our inception.

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

  *  our  promoters, Mr. Fred Fitzgerald;

  *  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Our president, Mr. Fred Fitzgerald, provides management services and office premises to us free of charge.

ITEM 14.    Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2009 and June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	$12,145	$8,330
Audit Related Fees
Tax Fees	-	-
All Other Fees
Total	$12,145	$8,330

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

ITEM 15. EXHIBITS..

*Filed with the SEC as an exhibit to our Registration Statement on Form SB-2

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

    /s/ Frederick Fitzgerald

         Frederick Fitzgerald, President and CEO, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

October 13, 2009