Form 10-Q
period 2009-09-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2009-11-13
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	Sept 30,	June 30,
	2009	2009
ASSETS

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	9,244	14,774
Advances from shareholder	11,820	-
Total Current Liabilities	21,064	14,774

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
61,200,000 shares issued and outstanding at September 30, 2009
and June 30, 2009	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Accumulated deficit	(58,664)	(52,374)

Total Stockholders' Equity (Deficit)	(21,064)	(14,774)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

			From
			January 13,
	For the	For the	2000
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General and administrative	6,290	6,065	42,164
Impairment of mineral claims			11,500
Total Operating Expenses	6,290	6,065	58,664

NET LOSS	$ (6,290)	$ (6,065)	$ (58,664)

Weighted Average Shares
Common Stock Outstanding	61,200,000	61,200,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			January 13,
	For the	For the	2000
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (6,290)	$ (6,065)	$ (58,664)

Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Increase in Accounts Payable	(5,530)	5,975	9,244

Net Cash Used in Operating Activities	(11,820)	(90)	(36,820)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(10,000)

Cash Flows from Financing Activities:
Advances from shareholder	11,820	-	11,820
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	11,820	-	46,820

Net Increase (Decrease) in Cash	-	(90)	-

Cash at Beginning of Period	-	1,186	-

Cash at End of Period	$ -	$ 1,096	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,100
Issuance of stock for property	$ -	$ -	$ 1,500

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three    months ended September 30, 2009 and 2008 and for the period from the date of inception on January 12, 2000 to September 30, 2009 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and the results of its operations and cash flows for the three  months ended September 30, 2009 and 2008 and for the period from the date of inception on January 12, 2000 to September 30, 2009.

The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 58,664 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of the date of this report, November 10, 2009, the Company had not made any of the scheduled payments under the terms of the agreement.  Management has not made the scheduled payments because the seller  had not met its obligations under the terms of the agreement.

Note 7   -   Asset Purchase

On August 6, 2009, Capital Resource Alliance entered into an agreement to purchase the assets of Engineered Construction Solutions Inc. of Calgary, Alberta, Canada. The purchase with a closing date of October 31, 2009 or sooner, ownership of the proprietary and revolutionary building-system technology called “WonderWall”.

Mr. Ray Gordon of Calgary, AB, President and CEO of Engineered Construction Solutions Inc. has joined the Board of Directors of Capital Resource Alliance, Inc. and has been appointed as President and CEO. Fred Fitzgerald will give up his duties as president of Capital Resource Alliance and while retaining his duties as Secretary, Treasurer.

Item 6.  Exhibits and Reports on Form 8K

Exhibit 99.1 Report on form 8k dated August 6, 2009

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

Dated   November 13

/s/ Frederick Fitzgerald

      Frederick Fitzgerald, President, Secretary/Treasurer, Director and Principal Accounting Officer

3