Form 10-Q
period 2009-12-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2010-02-11
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Balance Sheets

                                                                                           (Unaudited)

	Dec 31,	June 30,
	2009	2009
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	11,900	14,774
Advances from shareholder	11,820	-
Total Current Liabilities	23,720	14,774

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
61,200,000 shares issued and outstanding at December 31, 2009
and June 30, 2009	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Accumulated deficit	(61,320)	(52,374)

Total Stockholders' Equity (Deficit)	(23,720)	(14,774)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From
					January 13,
	For the	For the	For the	For the	2000
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	5,000
General and administrative	2,656	1,127	8,946	7,191	44,820
Impairment of mineral claims	-	-	-	-	11,500
Total Operating Expenses	2,656	1,127	8,946	7,191	61,320

NET LOSS	$ (2,656)	$ (1,127)	$ (8,946)	$ (7,191)	$ (61,320)

Weighted Average Shares
Common Stock Outstanding	61,200,000	61,200,000	61,200,000	61,200,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			January 13,
	For the	For the	2000
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (8,946)	$ (7,191)	$ (61,320)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Increase in Accounts Payable	(2,874)	6,005	11,900

Net Cash Used in Operating Activities	(11,820)	(1,186)	(36,820)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(10,000)

Cash Flows from Financing Activities:
Advances from shareholder	11,820	-	11,820
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	11,820	-	46,820

Net Increase (Decrease) in Cash	-	(1,186)	-

Cash at Beginning of Period	-	1,186	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,100
Issuance of stock for property	$ -	$ -	$ 1,500

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three and six months ended December 31, 2009  and 2008 and for the period from the date of inception on January 12, 2000 to December 31, 2009 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31,, 2009 and 2008 and the results of its operations and cash flows for the three and six months ended December 31, 2009 and 2008 and for the period from the date of inception on January 12, 2000 to December 31, 2009.

The results of operations for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results for a full year period.

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

NOTE 3 – MINERAL CLAIMS

The Company entered into a mineral claims purchase agreement on April 25th, 2007, whereby the Company purchased certain mineral claims located in the Abrey Township, Northwestern Ontario, Thunder Bay Mining District.  These mineral claims were acquired from an individual for cash in the amount of $10,000 and the issuance of 6,000,000 shares of the Company’s common stock valued at $ .003 per share for a total purchase price of $11,500.  After the acquisition of these mineral claims, management performed an impairment test to determine the carrying value of these claims.  Management determined that there was no reasonable method to value the claims and have impaired the cost of these claims and recorded the expense during the year ended June 30, 2007.

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

The Company issued 6000,000 shares of its common stock in April 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.00025 per share for an aggregate value of $1,500.

In January of 2008, the Company effected a three for one stock split of all of the outstanding shares of common stock on that date.  Immediately before the stock split, the Company had 20,400,000 shares of common stock outstanding and after the stock solit, the Company had 61,200,000 shares of common stock outstanding.  This stock dividend has been retroactively reported in the shareholders’ equity as if the stock split had been effective at the inception of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no revenue and has incurred a net loss of $ 61,320 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from the date of the end of the quarter on December 31, 2009 to February 12, 2010 which is the date that the financial statements were issued.

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

Dated February 11, 2009

/s/ James Watts

     James Watts, President, Secretary/Treasurer, Director and Principal Accounting Officer

3