Form 10-Q
period 2010-03-31
CAPITAL RESOURCE ALLIANCE, INC.
filed 2010-05-14
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Balance Sheets

                                                                                           (Unaudited)

	(Unaudited)
	March 31,	June 30,
	2010	2009
ASSETS

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	12,900	14,774
Advances from shareholder	11,820	-
	24,720	14,774

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
61,200,000 shares issued and outstanding at March 31, 2010
and June 30, 2009	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Deficit accumulated during exploration stage	(62,320)	(52,374)

Total Stockholders' Equity (Deficit)	(24,720)	(14,774)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					From
					January 13,
	For the	For the	For the	For the	2000
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	5,000
General and administrative	1,000	(30)	9,946	7,161	45,820
Impairment of mineral claims					11,500
Total Operating Expenses	1,000	(30)	9,946	7,161	62,320

NET LOSS	$ (1,000)	$ 30	$ (9,946)	$ (7,161)	$ (62,320)

Weighted Average Shares Common Stock
Outstanding (Basic and Diluted)	61,200,000	61,200,000	61,200,000	61,200,000

Net Loss Per Share
(Basic and Diluted)	(0.00)	(0.00)	(0.00)	(0.00)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			January 13,
	For the	For the	2000
	nine	nine	(Date of
	months	months	inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$ (9,946)	$ (7,161)	$ (62,320)

Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Changes in operating assets and liabilities:
(Decrease) Increase in Accounts Payable	(1,874)	5,975	12,900
Net Cash (Used in) Operating Activities	(11,820)	(1,186)	(36,820)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(10,000)
Net Cash (Used in) Investing Activities	-	-	(10,000)

Cash Flows from Financing Activities:
Advances from shareholder	11,820	-	11,820
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	11,820	-	46,820

Net Increase (Decrease) in Cash	-	(1,186)	-

Cash at Beginning of Period	-	1,186	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,100
Issuance of stock for property	$ -	$ -	$ 1,500

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the nine months ended March 31, 2010  and 2009 and for the period from the date of inception on January 12, 2000 to March 31, 2010 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2010  and 2009 and the results of its operations and cash flows for the nine months ended March 31, 2010  and 2009  and for the period from the date of inception on January 12, 2000 to March 31, 2010.

The results of operations for the nine months ended March 31, 2010  and 2009  are not necessarily indicative of the results for a full year period.

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

Dated May 14, 2010

/s/ James Watts

     James Watts, President, Secretary/Treasurer, Director and Principal Accounting Officer

3