Form 10-K
period 2010-06-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2010-10-13
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended June 30, 2010

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

Registrant's telephone number, including area code: (403) 922-4583

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $0.30 Bid $0.45 Ask

The number of shares of the issuer’s common stock issued and outstanding as of October 13, 2010 was 61,200,000 shares.

Documents Incorporated By Reference: None

Part I

ITEM 1. Business.

We were incorporated on January 13, 2000 under the laws of the state of Colorado.  On that date Joseph Forzani was appointed as our director.  As well, Mr. Forzani was appointed as our President, Chief Executive Officer Secretary and Treasurer.  On November 16, 2006 Fred Fitzgerald joined our board of directors as Secretary Treasurer. Joseph Forzani of Calgary, AB has resigned as President and CEO on February 23, 2009 and James Watts will take over interim duties of CEO, President, Secretary/Treasurer and Chief Accounting Officer.

Description of Business

In General

We have entered into an agreement to purchase the assets of Engineered Construction Solutions Inc. of Calgary, Alberta, Canada. The purchase with a closing date of October 31, 2010 or sooner, ownership of the proprietary and revolutionary building-system technology called “WonderWall”.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Long Lake claims, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2010 we had cash in the amount of $0.00. We currently do not have any operations and we have no income.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our independent accountant’s report to our audited financial statements for the period ended June 30, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

ITEM 2. Properties.

By a mineral property purchase agreement dated March 19, 2007, the Company acquired a 100% undivided right, title and interest in and to two mineral claims known collectively as the Long Lake claims.  We do not own or lease any property other than the Long Lake claims. In order to acquire the claims, we paid $10,000 cash and 6,000,000 shares of our common stock to Mr. Donald Murdock, the vendor of the property in an arm’s length transaction.

ITEM 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders.

During the final quarter of our fiscal year no matters were submitted for voting to our shareholders.

PART II

ITEM 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol CAAL.  Since having our share price quoted, the shares have ranged from $0.30 to $1.10.  As of October, 13, 2010 the bid-asked quotations were $0.32 Bid - $0.45 Offered.  Average trading volume is 36,815 shares.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$1.10	$0.30
2nd Quarter 2009	$1.10	$0.30
3rd Quarter 2009	$1.10	$0.30

ITEM 6. Selected Financial Data.

Statement of Operations Information:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	15,960	15960
Net income (loss)	15,960	15960
Income (loss) per share (basic and diluted)	(0.00	(0.00
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	June 30, 2010	June 30, 2009
Working capital	$(14,774)	(14,774)
Total assets	(14,774)	(14,774)
Total liabilities	-	-
Accumulated Deficit	(65120)	(52,374)
Stockholders’ equity (deficit)	(27520)	(14,774)

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

Long Lake Claims Purchase Agreement

On March 19, 2007, we entered into an agreement with Mr. Donald Murdock of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprising two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. We agreed to have Mr. Murdock hold these claims in trust on our behalf for the sum of $10,000 and 6,000,000 shares of our restricted stock for a 100% undivided right, title and interest in and to these claims.

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Capital Resource Alliance, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Capital Resource Alliance, Inc. as of June 30, 2010 and 2009, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2010 and for the period from the date of inception on January 13, 2000 to June 30, 2010. Capital Resource Alliance, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Resource Alliance, Inc. as of June 30, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30,, 2010 and for the period from date of inception on January 13, 2000 to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah  84107

October 13, 2010,

F-II

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

	June 30,	June 30,
	2010	2009
ASSETS

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	12,700	14,774
Advances from shareholder	14,820	-
	27,520	14,774

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
61,200,000 shares issued and outstanding at June 30, 2010
and June 30, 2009	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Accumulated deficit	(65,120)	(52,374)

Total Stockholders' Equity (Deficit)	(27,520)	(14,774)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

F-III

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

                                                           STATEMENT OF OPERATIONS

			From
			January 13,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General and administrative	12,746	15,960	48,620
Impairment of mineral claims			11,500
Total Operating Expenses	12,746	15,960	65,120

NET LOSS	$ (12,746)	$ (15,960)	$ (65,120)

Weighted Average Shares
Common Stock Outstanding	61,200,000	61,200,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

F-IV

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASHFLOWS

			From
			January 13,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (12,746)	$ (15,960)	$ (65,120)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Increase in Accounts Payable	(2,074)	14,774	12,700

Net Cash Used in Operating Activities	(14,820)	(1,186)	(39,820)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(10,000)

Cash Flows from Financing Activities:
Advances from shareholder	14,820	-	14,820
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	14,820	-	49,820

Net Increase (Decrease) in Cash	-	(1,186)	-

Cash at Beginning of Period	-	1,186	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,100
Issuance of stock for property	$ -	$ -	$ 1,500

F-V

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS EQUITY

	Preferred	Shares	Common	Shares
					Additional	Stock
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	(Deficit)
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	accumulated	Total

BALANCE- January 13, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock in exchange for services - January 13, 2000			7,200,000	7,200	$ (6,600)			600
Issuance of common stock in exchange for services @ $.01 per share - November 15, 2006			6,000,000	6,000	$ (5,500)			500
Issuance of common stock for cash at $.01 per share - December 18, 2006			42,000,000	42,000	(7,000)	(662)		34,338
Receipt of stock subscription receivable - January 10, 2007						662		662
Issuance of common stock in exchange for property - March 16, 2007			6,000,000	6,000	(4,500)			1,500

Net (loss)							(25,100)	(25,100)
BALANCE - June 30, 2007	-	$ -	61,200,000	$ 61,200	$ (23,600)	$ -	$ (25,100)	$ 12,500

3:1 stock dividend - January 18, 2008
(already included retroactively in above )

Net (loss)							(11,314)	(11,314)
BALANCE - June 30, 2008	-	$ -	61,200,000	$ 61,200	$ (23,600)	$ -	$ (36,414)	$ 1,186

3:1 forward Split - November 20, 2008
(already included retroactively in above )

Net (loss)							(15,960)	(15,960)
BALANCE -June 30, 2009	-	$ -	61,200,000	$ 61,200	$ (23,600)	$ -	$ (52,374)	$ (14,774)

Net (loss)							(12,746)	(12,746)
BALANCE - June 30, 2010	-	$ -	61,200,000	$ 61,200	$ (23,600)	$ -	$ (65,120)	$ (27,520)

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

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

F-VII

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2009

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

NOTE 3 – MINERAL CLAIMS

The Company entered into a mineral claims purchase agreement on April 25th, 2007, whereby the Company purchased certain mineral claims located in the Abrey Township, Northwestern Ontario, Thunder Bay Mining District.  These mineral claims were acquired from an individual for cash in the amount of $10,000 and the issuance of 6,000,000 shares of the Company’s common stock valued at

$ .00025 per share for a total purchase price of $11,500.  After the acquisition of these mineral claims, management performed an impairment test to determine the carrying value of these claims.  Management determined that there was no reasonable method to value the claims and have impaired the cost of these claims and recorded the expense during the year ended June 30, 2007.

F-VIII

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 4 – COMMON STOCK

.

The Company issued 7,200,000 shares of its common stock in January 2007 in exchange for services rendered valued at $600.

The Company issued 6,000,000 shares of its common stock in November 2006 in exchange for services rendered valued at $500

During the year ended June 30, 2007 the Company issued 42,000,000 shares of its common stock in exchange for cash.  The shares were valued at $.0008 per share for an aggregate value of $35,000.

The Company issued 6,000,000 shares of its common stock in March 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.00025 per share for an aggregate value of $1,500.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no revenue and has incurred a net loss of  $__62,320_since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 9B OTHER INFORMATION.

We have filed reports on Form 8K on January 18, 2008 and July 14, 2008 and November 21st, 2008.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name of Director

Age

James Watts                                                            51

Executive Officers:

Name of Officer

Office

James Watts

President, Secretary, Treasurer and Principal Accounting Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

James Watts, President and Chief Executive Officer, Secretary, Treasurer and Principal Accounting Officer

Significant Employees and Consultants

We have no significant employees other than Mr. Watts

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

ITEM 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on to June 30, 2010, and subsequent to that period to the date of this  annual report.

Annual Compensation

NAME	TITLE	YEAR	SALARY	BONUS	OTHER COMPENSATION

Joseph Forzani	President	2000 to	-0-	-0-	-0-
	(PAST)	2008	-0-	-0-	-0-

James Watts	Secretary/Treasurer	2008	-0-	-0-	-0-
	President	to	-0-	-0-	-0-
		2010	-0-	-0-	-0-

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2010, and we have not granted any stock options since our inception.

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

    /s/James Watts

         James Watts, President and CEO, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

October 13, 2010