Form 10-Q
period 2010-09-30
CAPITAL RESOURCE ALLIANCE, INC.
filed 2010-11-18
CIK 1409446

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

16125 Shawbrooke Rd SW, Calgary,  AB T2Y 3B3 Canada

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

Item 1.

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Balance Sheets

                                                                                           (Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	18,900	12,700
Advances from shareholder	14,820	14,820
	33,720	27,520

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
61,200,000 shares issued and outstanding at September 30, 2010
and June 30, 2010	61,200	61,200
Additional paid in capital	(23,600)	(23,600)
Accumulated deficit	(71,320)	(65,120)

Total Stockholders' Equity (Deficit)	(33,720)	(27,520)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Operations

			From
			January 13,
	For the	For the	2000
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenue:	$ -	$ -	$ -

Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000
General and administrative	6,200	6,290	54,820
Impairment of mineral claims			11,500
Total Operating Expenses	6,200	6,290	71,320

NET LOSS	$ (6,200)	$ (6,290)	$ (71,320)

Weighted Average Shares
Common Stock Outstanding	61,200,000	61,200,000

Net Loss Per Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

(Unaudited)

SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE INC.

(An Exploration Stage Company)

Statements of Cash Flows

			From
			January 13,
	For the	For the	2000
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (6,200)	$ (6,290)	$ (71,320)

Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services	-	-	1,100
Impairment of mineral claims	-	-	11,500
Increase in Accounts Payable	6,200	(5,530)	18,900

Net Cash Used in Operating Activities	-	(11,820)	(39,820)

Cash Flows from Investing Activities:
Acquisition of mineral claims	-	-	(10,000)

Cash Flows from Financing Activities:
Advances from shareholder	-	11,820	14,820
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	11,820	49,820

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for services	$ -	$ -	$ 1,100
Issuance of stock for property	$ -	$ -	$ 1,500

(Unaudited) SEE ATTACHED NOTES

CAPITAL RESOURCE ALLIANCE, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Capital Resource Alliance, Inc. (the Company) for the three months ended September 30, 2010 and 2009 and for the period from the date of inception on January 12, 2000 to September 30, 2010 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and 2009 and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009 and for the period from the date of inception on January 12, 2000 to September 30, 2010.

The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full year period.

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

NOTE 4 – COMMON STOCK

The Company issued 7,200,000 shares of its common stock in January 2000 in exchange for services rendered valued at $600.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no revenue and has incurred a net loss of $ 71,320  since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from the date of the end of the quarter on September 30, 2010 to November 11, 2010 which is the date that the financial statements were issued.

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

Dated November 18, 2010

/s/ James Watts

     James Watts, President, Secretary/Treasurer, Director and Principal Accounting Officer

3