Form 10-Q
period 2014-08-31
Nate's Food Co.
filed 2014-11-10
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

Commission File Number: 000-52831

Nate’s Foods Co.
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

15061 Springdale, Suite 113, Huntington Beach, California 92649

(Address of principal executive offices) (zip code)

(949) 381-1834

(Registrant’s telephone number, including area code)

(714) 902-2051

(Registrant’s fax number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 10, 2014,
Common stock, par value $0.0001 per share Class A Preferred Stock, par value $0.001 per share Class B Preferred Stock, par value $0.001 per share	67,800,000 1,940,103 148,115

NATE’S FOOD CO.

FORM 10-Q

August 31, 2014

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	11

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Nate’s Foods Co.
Balance Sheet
(Unaudited)

	August 31, 2014	May 31, 2014
ASSETS:
Current assets:
Cash	$2,083	$150
Total assets	$2,083	$150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Note payable - related party	$72,195	$-
Note payable	4,325	3,500
Total liabilities	$76,520	$3,500

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 149,365 issued and outstanding	15	15
Common Stock, Par Value $.0001, 300,000,000 shares authorized, 61,800,000 issued and outstanding	6,180	6,180
Additional paid in capital	(6,239)	(6,239)
Accumulated deficit	(74,587)	(3,500)
Total stockholders’ deficit	(74,437)	(3,350)
Total liabilities and stockholders’ deficit	$2,083	$150

See accompanying notes to unaudited financial statements

3

Nate’s Foods Co.
Statement of Operations
(Unaudited)

Three Months Ended August 31, 2014
Operating Expenses
SG&A	3,892
Food Development/Research	67,195
Total operating expenses	71,087
Net Loss	$(71,087)

Net loss per share, basic and diluted	$(0.00)

Weighted average number of shares outstanding, basic and diluted	61,800,000

See accompanying notes to unaudited financial statements

Nate’s Foods Co.
Statement of Cash Flows
(Unaudited)

Three Months Ended August 31, 2014
Cash flows from operating activities
Net loss	$(71,087)
Changes in operating assets and liabilities:
Accounts payable	68,020
Net cash provided by operating activities	(3,067)

Cash flows from financing activities
Loan from related party	5,000
Net cash provided by financing activities	5,000

Net change in cash	1,933
Cash balance, beginning of period	150

Cash balance, end of period	$2,083

Cash paid for:
Interest	$-
Accrued income taxes	$-

Noncash investing and financing activities:
Accounts payable paid on behalf of the Company by related party	$67,195
Accounts payable paid on behalf of the Company through note payable	$825

See accompanying notes to unaudited financial statements

NATE’S FOOD CO.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of Nate’s Food Co. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10, have been omitted.

The company has limited operations and is considered to be in the development stage. In the quarter ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 2 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Note 3 – Related Party Transaction

During the quarter, the Company borrowed $72,195 from our officer, related to the food development and research and working capital. Of this amount, $67,195 was paid directly to vendors for expenses related to the food research. The total amount owed is $72,195 as of August 31, 2014. The loan is at 0% interest and is to be repaid by December 31, 2015.

Note 4 – Subsequent Events

On September 29, 2014, the Company issued 6,000,000 shares to a third party for services.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible financings; and
•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

Critical Accounting Policies and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Business Of The Registrant

Nate’s Foods Co., Inc. was incorporated under the laws of the State of Colorado on January 12, 2000. In May 2014, the Company executed a licensing agreement to market and sell the product Nate’s Pancakes. Our license agreement is exclusive throughout the world. The product is currently sold under the name “Nate’s Pancakes.”

Product

Nate’s Pancakes sells a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. The Company is currently developing additional flavors and products with the goal to have 10 products in development in 2015.  Currently, the Company is developing 4 flavors for its pancake and waffle mix and a One-Minute Omelet and Guacamole.  The Company will continue to expand into other bake goods and other non-breakfast areas.

License Agreement

Term

The license agreement is for a term of twenty (20) years. The Company has the right to renew the license agreement for successive ten (10) year period by paying $1,000,000 for each new term.

Payments/Royalty

The Company shall pay a royalty equal to Seven and One Half Percent (7.5%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. In addition to the royalty, the license requires that the Company pay a $7,500 monthly fee beginning twelve (12) months from the execution of the license agreement. Thereby the fee shall begin on June 1, 2015.

Product Ordering

The Company is able to purchase the raw materials directly from 3rd party suppliers and manufacture the product and manufacture the product for sell. The Company may also develop and create additional flavors such as chocolate, blueberry, or strawberry.

Buy-Out

The Company also has the option, at its election, to the purchase the intellectual property associated to the license agreement. The buy-out amount is equal to revenue for the 12 months immediately prior to the buy-out.

Sales and Marketing

The Company is currently finalizing agreements with food brokers for placement of Nate’s Pancakes.  The brokers will assist the Company in selling Nate’s Pancakes through 3 different channels:  (1) grocery stores, (2) big box stores (i.e. Costco), and (3) private label.

The process involved with grocery placement and private label is:  (1) hire a food broker, (2) meet with buyers, (3) samples sent to buyer, (4) set up pricing, (5) delivery dates established (typically 1 to 3 months), and (6) begin with a rollout with a region of the stores before full deployment.  The Company is expecting to finalize an agreement with the food broker at the end of November.  Additionally, the Company is preparing to its initial delivery in the 1st Quarter of 2015. The Company is developing flavors with the goal to roll-out a new flavor every quarter next year beginning in the 2nd quarter of 2015

The Company is currently preparing is sale sales in the following phases:

Phase 1: Between 2,500 – 5,000 cans per week during the initial 3 months of its grocery roll-out.

Phase 2: After the initial phase, the Company will begin to increase its delivery up to 50,000 cans a week over the initial 12 months of its initial roll-out.

Phase 3: Increase deliveries to 100,000 cans a week in its 2nd year.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non- convertible debt; and
•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, or the Exchange Act.

We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The Section 107 of the JOBS Act provides that we may elect to utilize the extended transition period for complying with new or revised accounting standards and such election is irrevocable if made. As such, we have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. Please refer to a discussion on page 13 under “Risk Factors” of the effect on our financial statements of such election.

RESULTS OF OPERATIONS

The Company generates revenue the sale of houses it renovates.

Operating Expenses

Revenue

The Company has not had any revenue since its inception through the period ending August 31, 2014.

Operating Expenses

For the period ending August 31, 2014, the Company had $71,087 in Operating Expenses. The Company had $67,195 in operating expenses related to food development and research.

Liquidity and Capital Resources

As of August 31, 2014 the Company had $2,083 in cash and a total of $2,083 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of August 31, 2014, our total liabilities were $76,520, which consists of $72,195 in loans from our shareholder and $4,325 in expenses paid on our behalf by a 3rd party.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our audited financial statements included in this registration statement. We have consistently applied these policies in all material respects. Below are some of the critical accounting policies:

Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: sale of houses it renovates It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon claiming the purse winnings and the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the houses are recognized when the house is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $15,000 - $20,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Our Website.

Our website can be found at www.natespancakes.com.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

As of August 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

This 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of April 30, 2014:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2015 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties/ Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2014. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2015 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of August 31, 2014, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors.

As of August 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending August 31, 2013. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the three months ending August 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended August 31, 2014 that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NATE’S FOOD CO.

Date: November 10, 2014	By:	/s/ Nate Steck
Nate Steck
Director Chief Executive Officer

Date: November 10, 2014	By:	/s/ Marc Kassoff
Marc Kassoff
Director, Financial Officer

