Form 10-Q
period 2014-11-30
Nate's Food Co.
filed 2015-01-20
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission File Number: 000-52831

Nate’s Foods Co.
(Exact name of registrant as specified in its charter)

Colorado	2040
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of January 20, 2015,
Common stock, par value $0.0001 per share Class A Preferred Stock, par value $0.0001 per share Class B Preferred Stock, par value $0.0001 per share Class C Preferred Stock, par value $1.00 per share	71,300,000 1,940,103 148,115 26,394

NATE’S FOOD CO.

FORM 10-Q

November 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nate’s Foods Co.

Statements of Cash Flows

(Unaudited)

Six Months ended November 30, 2014
Cash flows from operating activities
Net loss	$(669,813)
Stock issued for compensation	562,000
Changes in:
Deferred Revenue – Related Party	30,000
Accounts payable	70,091

Net cash used in operating activities	(7,722)

Cash flows from financing activities

Proceeds from Series C Preferred Stock	27,000
Loan from related party	20,781

Net cash provided by financing activities	47,781

Net change in cash	$40,059
Cash balance, beginning of period	$150

Cash balance, end of period	$40,209

Noncash investing and financing activities:
Deemed dividend beneficial conversion feature on convertible Series C Preferred stock	70,181
Accounts payable paid on behalf of the Company through a related party note payable	$70,091
Reclass of note payable to related party note payable	$3,500

See accompanying notes to unaudited financial statements

Nate’s Foods Co.

Balance Sheets

(Unaudited)

	November 30, 2014	May 31, 2014
ASSETS:
Current assets:
Cash	$40,209	$150
Total assets	$40,209	$150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Note payable - related party	$94,372	$-
Deferred revenue – related party	30,000
Note payable	-	3,500
Total liabilities	$124,372	$3,500

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 149,365 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 26,394 and none issued and outstanding respectively	26,394	-
Common Stock, Par Value $.0001, 300,000,000 shares authorized, 71,300,000 and 61,800,000 issued and outstanding, respectively	7,130	6,180
Additional paid in capital	555,417	(6,239)
Accumulated deficit	(673,313)	(3,500)
Total stockholders’ deficit	(84,163)	(3,350)
Total liabilities and stockholders’ deficit	$40,209	$150

See accompanying notes to unaudited financial statements

Nate’s Foods Co.

Statement of Operations

(Unaudited)

	Three Months ended November 30, 2014	Six Months ended November 30, 2014
Sales, net	$746	$746
Gross Profit	746	746
Operating Expenses
Selling, general and administrative	585,127	589,019
Food Development/Research	14,345	81,540
Total operating expenses	599,472	670,599
Net Loss	$(598,726)	$(699,813)

Deemed dividend on Series C convertible preferred stock	(70,181)	(70,181)

Net income (loss) attributable to common stockholders	(668,907)	(769,994)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	66,514,286	64,144,262

See accompanying notes to unaudited financial statements

NATE’S FOOD CO.

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

The company pursues opportunities to realize revenues from the sale of its products. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License and other revenues, if any, are primarily recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed, if any, on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold. Any amounts collected from a customer prior to transfer of title and transfer of risk of loss shall be presented as a liability under Deferred Revenue and only presented as revenue once the passage of title to the customer and transfer of risk of loss related to those goods occurs.

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

Note 3 – Related Party Transaction

During the quarter, the Company borrowed $77,976 from our officer, related to the food development and research and working capital. Of this amount, $67,195 was paid directly to vendors for expenses related to the food research. The total amount owed is $77,976 as of November 30, 2014. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the quarter, the Company borrowed $16,396 from SouthCorp Capital, related to the food development and research and working capital. Of this amount, $2,896 was paid directly to vendors for expenses related to the food research. The total amount owed is $16,396 as of November 30, 2014. The loan is at 0% interest and is to be repaid by December 31, 2015.

The Company sold product to Torrent Energy and received $30,000 prior to shipment and delivery of the goods. Torrent Energy is developing various gourmet food products such as the development of compound butter and pancake and waffle syrup. Torrent Energy is owned by WB Partners.

Note 4 – Equity Transaction

The Company issued 9,500,000 shares of Common Stock and booked an expense related to this stock issuance of $562,000 which represented the fair value of the stock issued. The stock was issued to WB Partners for consulting services rendered to the Company.

The Company issued 26,394 shares of its Series C Preferred Stock in exchange for $27,000 in cash that was used for food development and research and working capital. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $70,181. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Note 5 – Subsequent Events

On December 10, 2014, the company sold 379 shares of Convertible Preferred Stock, $0.0001 par value, at purchase price of $1.32 per share, for a total proceed of $500. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock.

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

Business Of The Registrant

Nate’s Foods Co., Inc. was incorporated under the laws of the State of Colorado on January 12, 2000. On May 19, 2014, the Company completed a reverse merger between with Nate’s Pancakes, Inc., an Indiana Company. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Foods Co.

In May 2014, the Company executed a licensing agreement to market and sell the product Nate’s Pancakes. Our license agreement is exclusive throughout the world. The product is currently sold under the name “Nate’s Homemade.”

Product

Nate’s Homemade sells a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. The Company is currently developing additional flavors and products with the goal to have 10 products in development in 2015. Currently, the Company is developing 3 flavors for its pancake and waffle mix and a One-Minute Omelet and Guacamole. The Company will continue to expand into other bake goods and other non-breakfast areas.

License Agreement

Term

The license agreement is for a term of twenty (20) years. The Company has the right to renew the license agreement for successive ten (10) year period by paying $1,000,000 for each new term.

Payments/Royalty

The Company shall pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license requires that the Company pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement which is against the 3% royalty. Thereby the fee shall begin on June 1, 2015.

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

Sales and Marketing

The Company is currently finalizing agreements with food brokers for placement of Nate’s Homemade. The brokers will assist the Company in selling Nate’s Homemade through 3 different channels: (1) big box stores (i.e. Costco), (2) grocery stores, and (3) private label.

The process involved with grocery placement and private label is: (1) hire a food broker, (2) meet with buyers, (3) samples sent to buyer, (4) set up pricing, (5) delivery dates established (typically 1 to 3 months), and (6) begin with a rollout with a region of the stores before full deployment. The Company is expecting to finalize an agreement with the food broker at the end of November.

The Company is currently preparing its sales in the following phases:

Phase 1: 2,500 – 10,000 cans per week during the initial 3 months of its grocery roll-out.

Phase 2: After the initial phase, the Company will begin to increase its delivery up to 50,000 cans a week over the initial 12 months of its initial roll-out.

Phase 3: Increase deliveries to 100,000 cans a week in its 2nd year.

Operations

The Company is currently forecasting to sell 3,200,000 cans of product over the next 18 months. The Company uses this forecast model to estimate cash flow needs and manufacturing expectations. As the Company receives purchase orders from clients it will modify the forecast accordingly.

The Company is currently operating with an overhead of approximately $8,000 per month. The Company’s fix costs are not expected to increase significantly. The Company replaced most of its costs from a fix basis to a variable basis that will be based on a per-can sold model. The Company’s variable model is based on a net profit of 10% per-can sold. This reflects that after all variable per-can costs are paid the Company will make 10% net profit. The Company currently forecasts a break-even point of 300,000 can sold per year.

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

RESULTS OF OPERATIONS

Operating Expenses

Revenue

The Company generated $746 in revenue for the six months ending November 30, 2014. The Company has deferred revenue of $30,000 resulting from monies collected prior to shipment and delivery of the goods.

Operating Expenses

For the period ending November 30, 2014, the Company had $670,559 in Operating Expenses. The Company had $81,540 in operating expenses related to food development and research and $562,000 is stock expenses related to share issuances to 3rd party consultants.

Liquidity and Capital Resources

As of November 30, 2014, the Company had $40,209 in cash and a total of $40,209 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of November 30, 2014, our total liabilities were $124,372, which consists of $94,372 in loans from our shareholder, and $30,000 in deferred revenue from a related party.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our audited financial statements included in this Form 10-Q. We have consistently applied these policies in all material respects. Below are some of the critical accounting policies:

Revenue Recognition

The company pursues opportunities to realize revenues from the sale of its products. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License and other revenues, if any, are primarily recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed, if any, on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold. Any amounts collected from a customer prior to transfer of title and transfer of risk of loss shall be presented as a liability under Deferred Revenue and only presented as revenue once the passage of title to the customer and transfer of risk of loss related to those goods occurs.

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

Our Website.

Our website can be found at www.natesfoodco.com.

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

As of November 30, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of November 30, 2014:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2016 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

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

Resources: As of November 30, 2014, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of November 30, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending May 31 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II - OTHER INFORMATION

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

No unregistered securities where issued during the three months ending November 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended November 30, 2014 that was not previously disclosed in our filings during that period.

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

NATE’S FOOD CO.

Date: January 20, 2015	By:	/s/ Nate Steck
Nate Steck
Director Chief Executive Officer

Date: January 20, 2015	By:	/s/ Marc Kassoff
Marc Kassoff
Director, Financial Officer

