Form 10-Q
period 2015-02-28
Nate's Food Co.
filed 2015-04-14
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

Commission File Number: 000-52831

Nate’s Foods Co.
(Exact name of registrant as specified in its charter)

Colorado	2040	46-3403755
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

 312 S. Beverly Drive, #3401, Beverly Hills, CA 90212

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 14, 2015
Common stock, par value $0.0001 per share Class A Preferred Stock, par value $0.0001 per share Class B Preferred Stock, par value $0.0001 per share Class C Preferred Stock, par value $1.00 per share	77,250,000 1,940,103 148,115 26,394

NATE’S FOOD CO.

FORM 10-Q

February 28, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Control and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Nate’s Foods Co.
Statements of Cash Flows (Unaudited)

Nine Months Ended
February 28, 2015
Cash flows from operating activities
Net loss	$(1,053,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation	857,000
Changes in assets and liabilities:
Deferred Revenue – Related Party	29,250
Accounts payable	120,727

Net cash used in operating activities	(46,103)

Cash flows from financing activities
Proceeds from Series C Preferred Stock	27,000
Loan from related party	20,281

Net cash provided by financing activities	47,281

Net change in cash	$1,178
Cash balance, beginning of period	$150

Cash balance, end of period	$1,328

Noncash investing and financing activities:
Deemed dividend beneficial conversion feature on convertible Series C Preferred stock	27,000
Accounts payable paid on behalf of the Company through a related party note payable	$117,727
Reclass of note payable to related party note payable	$3,500

See accompanying notes to unaudited financial statements

Nate’s Foods Co.
Balance Sheets (Unaudited)

	February 28, 2015	May 31, 2014
ASSETS
Current assets:
Cash	$1,328	$150
Total assets	$1,328	$150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$3,000	$-
Note payable - related party	$141,508	$-
Deferred revenue – related party	29,250
Note payable	-	3,500
Total liabilities	$173,758	$3,500

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 149,365 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 26,394 and none issued and outstanding, respectively	26,394	-
Common Stock, Par Value $.0001, 300,000,000 shares authorized, 71,300,000 and 61,800,000 issued and outstanding, respectively	7,720	6,180
Additional paid in capital	849,827	(6,239)
Accumulated deficit	(1,056,580)	(3,500)
Total stockholders’ deficit	(172,430)	(3,350)
Total liabilities and stockholders’ deficit	$1,328	$150

See accompanying notes to unaudited financial statements

Nate’s Foods Co.
Statement of Operations (Unaudited)

	Three Months	Nine Months
	Ended	Ended
	February 28, 2015	February 28, 2015

Sales-related party, net	$750	$1,496
Gross Profit	750	1,496
Operating Expenses
Selling, general and administrative	360,325	949,344
Food Development/Research	23,693	105,232
Total operating expenses	384,018	1,054,576
Net Loss	$(383,268)	$(1,080,080)

Deemed dividend on Series C convertible preferred stock	-	(27,000)

Net income (loss) attributable to common stockholders	(383,268)	(1,186,080)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	66,514,286	64,144,262

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

Note 3 – Related Party Transaction

During the nine months, the Company borrowed $80,976 from our officer, related to the food development and research and working capital. Of this amount, $67,195 was paid directly to vendors for expenses related to the food research. The total amount owed is $80,976 as of February 28, 2015. The loan is at 0% interest and is to be repaid by December 31, 2015.

During the nine months, the Company borrowed $60,532 from WB Partners (Joseph Wade), related to the food development and research and working capital. Of this amount, $50,532 was paid directly to vendors for expenses related to the food research. The total amount owed is $60,532 as of February 28, 2015. The loan is at 0% interest and is to be repaid by December 31, 2015.

The Company sold product to Torrent Energy and received $30,000 prior to shipment and delivery of the goods. Torrent Energy is developing various gourmet food products such as the development of compound butter and pancake and waffle syrup. The Company delivered partial shipment on February 28, 2015 to allow Torrent to begin testing different shipping methods related to the product. Torrent Energy is owned by WB Partners.

Note 4 – Equity Transaction

The Company issued 15,000,000 shares of Common Stock and booked an expense related to this stock issuance of $857,000 that represented the fair value of the stock issued. The stock was issued to WB Partners for consulting services rendered to the Company.

The Company issued 26,394 shares of its Series C Preferred Stock in exchange for $27,000 in cash that was used for food development and research and working capital. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $27,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Note 5 – Subsequent Events

On March 27, 2015, the Company received financing in the amount of $110,000 from Vista Capital. The Company expects to pay off the amount within 90 days from its receipt bearing 10% interest, mature in two years, at any time on or after the issuance date, the holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non assessable shares of Common Stock. The Company can repay the note within 90 days with no prepayment penalty an within 180 days with a prepayment penalty equal to 10% of the balance. Conversion price is 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date.

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

Buy-Out

The Company also has the option, at its election, to the purchase the intellectual property associated to the license agreement. The buy-out amount is equal to revenue for the 12 months immediately prior to the buy-out however such price shall not be less than $5,000,000.

Sales and Marketing

The Company will begin to market its product through 3 phases:

Phase 1: Infomercials aired on television and radio.

Phase 2: Selling product on QVC

Phase 3: Placement of products in retail and club stores (such as Wal-Mart and Costco)

The Company is currently finalizing the installation of the initial equipment necessary to begin producing products at its facility in Fairfield, California. Once the installation of the initial is completed the Company will begin producing product for sale through its online broker. The Company will install additional equipment that will increase the Company’s manufacturing capacity. The Company, in conjunction with its online broker, has completed lab reports that provide for shipping the product refrigerated in a cost effective manner.

Operations

The Company is currently forecasting to sell 3,200,000 cans of product over the initial 18 months. The Company uses this forecast model to estimate cash flow needs and manufacturing expectations. As the Company receives purchase orders from clients it will modify the forecast accordingly.

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

RESULTS OF OPERATIONS

Operating Expenses

Revenue

The Company generated $1,496 in revenue for the six months ending February 28, 2015. The Company has deferred revenue of $29,250 resulting from monies collected prior to shipment and delivery of the goods.

Operating Expenses

For the period ending February 28, 2015, the Company had $1,054,576 in Operating Expenses. The Company had $105,232 in operating expenses related to food development and research and $949,344 is stock expenses related to share issuances to 3rd party consultants.

Liquidity and Capital Resources

As of February 28, 2015, the Company had $1,328 in cash and a total of $1,328 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of February 28, 2015, our total liabilities were $173,758, which consists of $141,508 in loans from our shareholder,$3,000 in accounts payable and $29,250 in deferred revenue from a related party.

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

As of February 28, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of February 28, 2015:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2016 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties/Ineffective controls over financial reporting: The Company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2014. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2015 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of February 28, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of February 28, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending May 31 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

PART II – OTHER INFORMATION

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

No unregistered securities where issued during the three months ending February 28, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended February 28, 2015 that was not previously disclosed in our filings during that period.

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

NATE’S FOOD CO.

Date: April 14, 2015	By:	/s/ Nate Steck
Nate Steck
Director Chief Executive Officer

Date: April 14, 2015	By:	/s/ Marc Kassoff
Marc Kassoff
Director, Financial Officer

