Form 10-K
period 2015-05-31
Nate's Food Co.
filed 2015-09-21
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-52831

Nate’s Food Co.

(Exact name of registrant as specified in its charter)

Colorado	46-5429720
(State of Incorporation)	(I.R.S. Employer Identification No.)

15061 Springdale, Suite 113, Huntington Beach, CA	92649
(Address of principal executive offices)	(Zip Code)

(949) 381-1834

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (May 2015): $1,359,065

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 30, 2015
Common stock, par value $0.0001 per share	77,250,000
Class A Preferred Stock, par value $0.0001 per share	1,940,103
Class B Preferred Stock, par value $0.0001 per share	149,970
Class C Preferred Stock, par value $1.00 per share	26,774

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;
•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;
•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;
•	Estimates of future cash flows;
•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;
•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;
•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;
•	Statements regarding modifications to hedge and derivative positions;
•	Statements regarding future transactions;
•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and
•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

The Company maintains an internet website at www.natesfoodco.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

ITEM 1. BUSINESS

Corporate Background and Our Business

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

Payments/Royalty

The Company shall pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license requires that the Company pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement which is against the 3% royalty. Thereby the fee shall begin on June 1, 2015. The fee began accruing in June 1, 2015.

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

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our executive, administrative and operating offices are located at 15061 Springdale, Suite 113, Huntington Beach, California 92649. These facilities are provided currently at no cost. We manufacture our product in Fairfield, California.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to the company. Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) requires operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “NHMD.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2014	High	Low
First Quarter	$0.0678	$0.018
Second Quarter	$0.189	$0.023
Third Quarter	$0.16	$0.045
Fourth Quarter	$0.098	$0.0494

Common Stock
Fiscal Year 2013	High	Low
First Quarter	$-	$-
Second Quarter	$0.0012	$0.0003
Third Quarter	$0.003	$0.0007
Fourth Quarter	$0.0742	$0.0007

Holders of Common Equity

As of June 30, 2015 there were 77,250,000 common shares outstanding. During the fiscal year 2014, the high and low sales prices of our common stock on the OTCQB were $0.189 and $0.018, respectively, and we had 78 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Cleartrust, LLC is the transfer agent for our common stock. Their principal office of is located at 16540 Pointe Village Dr, Suite 210 Lutz, Florida 33558 and its telephone number is (813) 235-4490.

Dividend Policy

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In May 2014, the Company executed a licensing agreement to market and sold the product Nate’s Pancakes. Our license agreement is exclusive throughout the world. The product is currently sold under the name “Nate’s Homemade.”

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

RESULTS OF OPERATIONS

Operating Expenses

Revenue

The Company generated income of $3,996.

Operating Expenses

For the Fiscal Year ending May 31, 2015, the Company had $1,083,291 in Operating Expenses versus $3,500 for the Fiscal Year Ending May 31, 2014.

Net Loss

For the Fiscal Year ending May 31, 2015, the Company had Net Loss of $1,211,213. This was derived as follows:

Gross Income	$3,996
Operating Expenses	$1,083,291
Loss on Derivative	$111,040
Interest Expense	$20,878
Net Loss	$1,211,213

Liquidity and Capital Resources

As of May 31, 2015, the Company had $109 in cash, $85,004 in equipment for a total of $85,113 in total assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of May 31, 2015, our total liabilities were $415,676, which consists of $3,000 in accounts payable, $9,795 in convertible note, $221,040 in derivative liability, $141,508 in loans from our shareholders, $11,083 in accrued expenses and $29,250 in deferred revenue.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our audited financial statements included in this registration statement. We have consistently applied these policies in all material respects. Below are some of the critical accounting policies:

Revenue Recognition

The Company pursues opportunities to realize revenues principally through the sale of Nate’s Homemade Pancake and Waffle Batter and related food products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined byRule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATE’S FOOD CO.

FORM 10-K

May 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Nate’s Food Co.

Huntington Beach, California

We have audited the accompanying balance sheets of Nate’s Food Co. (“the Company”), as of May 31, 2015 and 2014, and the related statements of expenses, changes in stockholder’s equity and cash flows for the year ended May 31, 2015 and the period from May 12, 2014 (inception) through May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended 2015 and the period from May 12, 2014 (inception) through May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue since inception and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 18, 2015

Nate’s Food Co.
Balance Sheets

	May 31,	May 31,
	2015	2014
ASSETS
Current assets:
Cash	$109	$150
Total current assets	109	150

Non-current assets:
Equipment	85,004	-
Total non-current assets	85,004	-
Total assets	$85,113	$150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$3,000	$-
Accrued expenses	11,083	-
Note payable - related party	141,508	-
Deferred revenue – related party	29,250	-
Note payable	-	3,500
Derivative liability	221,040	-
Total current liabilities	405,881	3,500

Non-current liability:
Convertible note, net of $100,205 and $0 debt discount as of May 31, 2015 and May 31, 2014, respectively	9,795	-
Total non-current liability	9,795	-
Total liabilities	415,676	3,500

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 149,365 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 26,394 and none issued and outstanding, respectively	26,394	-
Common Stock, Par Value $.0001, 300,000,000 shares authorized, 77,200,000 and 61,800,000 issued and outstanding, respectively	7,720	6,180
Additional paid in capital	849,827	(6,239)
Accumulated deficit	(1,214,713)	(3,500)
Total stockholders’ deficit	(330,563)	(3,350)
Total liabilities and stockholders’ deficit	$85,113	$150

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.
Statement of Operations

	Fiscal Year	May 12, 2014 through
	Ending	(inception)
	May 31,	May 31,
	2015	2014

Sales	$3,996	$-
Gross Profit	3,996	-

Operating Expenses
Selling, general and administrative	978,059	3,500
Food Development/Research	105,232	-
Total operating expenses	1,083,291	3,500
Loss on derivative liability	111,040	-
Interest expenses	20,878	-
Net Loss	$(1,211,213)	$(3,500)

Deemed dividend on Series C convertible preferred stock	(27,000)	-
Net income (loss) attributable to common stockholders	(1,238,213)	(3,500)
Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	70,292,055	39,000,000

See accompanying notes to financial statements

Nate’s Food Co.
Statement of Changes in Stockholders' (Deficit) Equity

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common Stock		Additional Paid In		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Net Loss	Equity

Balances, May 12, 2014 (Inception)	-	$-	-	$-	-	$-	-	$-	-	-	-

Founders’ shares	-	-	148,115	15	-	-	-	-	135		150

Reverse merger adjustment	1,940,103	194	-	-	-	-	61,200,000	6,120	(6,314)	-	-

Shares issued for services	-	-	1,250	-	-	-	600,000	60	(60)	-	-

Net loss	-	-	-	-	-	-	-	-	-	(3,500)	(3,500)

Balances May 31, 2014	1,940,103	194	149,365	15	-	-	61,800,000	6,180	(6,239)	(3,500)	(3,350)

Stock based compensation	-	-	-	-	-	-	15,400,000	1,540	855,460	-	857,000

Preferred C shares for cash	-	-	-	-	26,394	26,394	-	-	606	-	27,000

Beneficial Conversion feature on series C preferred stock	-	-	-	-	-	-	-	-	27,000	-	27,000

Deem dividend on preferred stock	-	-	-	-	-	-	-	-	(27,000)	-	(27,000)

Net loss	-	-	-	-	-	-	-	-	-	(1,211,213)	(1,211,213)

Balances May 31, 2015	1,940,103	194	149,365	15	26,394	26,394	77,200,000	7,720	849,827	(1,214,713)	(330,563)

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.
Statements of Cash Flows

		From Inception on
	Fiscal Year	May 12, 2014
	May 31,	through
	2015	May 31, 2014
Cash flows from operating activities
Net loss	$(1,211,213)	$(3,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation	857,000	-
Amortization of debt discount	9,795	-
Loss on derivative liability	111,040	-
Changes in assets and liabilities:		-
Deferred Revenue – Related Party	29,250	-
Accounts payable	120,727	3,500
Accrued expenses	11,083	-
Net cash used in operating activities	(72,318)	-

Cash flows from investing activities
Cash paid for purchase of fixed assets	(85,004)	-
Net cash used in investing activities	(85,004)	-

Cash flows from financing activities		-
Proceeds from founders’ share	-	150
Proceeds from Series C Preferred Stock	27,000	-
Proceeds from convertible note	110,000	-
Proceeds from loan from related party	20,281	-
Net cash provided by financing activities	157,281	150

Net change in cash	$(41)	$150
Cash balance, beginning of period	$150	$-
Cash balance, end of period	$109	$150

Supplemental information
Interest and taxes paid in cash	$-	$-

Non cash investing and financing activities:
Deemed dividend beneficial conversion feature on convertible Series C Preferred stock	$27,000	$-
Accounts payable paid on behalf of the Company through a related party note payable	$117,727	$3,500
Debt discount from derivative liability	$110,000	$-

The accompanying notes are an integral part of these financial statements.

NATE’S FOOD CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Summary of significant accounting policies of Nate’s Food Co. (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Our Company

Nate’s Food Co. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. The Company selected May 31 as its fiscal year end. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger between with Nate’s Pancakes, Inc.. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Nate’s Food Co. financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate’s Food Co.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products. As of May 31, 2015, the Company has generated $3,996 in revenue. Consideration received prior to our delivery of the product is deferred until delivery. We had $29,250 in deferred revenue for a deposit from a related party. See footnote 3 for details.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Research and Development

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $105,232, and $0 in fiscal 2015 and 2014, respectively.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Equipment	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

During the Fiscal Year ended May 31, 2015, the Company acquired food-processing equipment for $85,004. The equipment has a useful life of 10 years. The equipment was installed and began being used in September 2015. As such, the Company will begin to deprecate it starting September 2015.

Financial Instruments

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

NSL's financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on May 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative financial instruments	$-	$-	$221,040	$221,040

Basic Earning (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

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

Note 3 – Related Party Transaction

On May 12, 2014, Nate’s Pancakes issued 148,115 shares in exchange for $150 cash as founders’ shares. These shares were issued to Nate Steack and Marc Kassoff.

On May 12, 2014, Nate’s Pancakes executed a license agreement with Innovative Brands. Innovative Brands owns the intellectual property rights related to products licensed by the Company and is owned equally by Nate Steck and Marc Kassof.

On May 12, 2014, the Company executed a reverse merger between the Company and Nate’s Pancakes whereby Nate’s Pancakes was the surviving entity and became a wholly owned subsidiary of the Company. The Company issued 148,115 shares of its Series B Preferred Stock in exchange for the 148,115 shares of Nate’s Pancakes. Of the 148,115 Series B Preferred shares, 115,500 shares were issued to the CEO and directors of the Company. Additionally, 1,940,103 shares of the Company’s Series A Preferred Stock were issued, 1,940,102 shares where purchased by the CEO and directors of the Company from David Cutler.

During the fiscal year 2015, the Company borrowed $80,976 from our officer, related to the food development and research and working capital. Of this amount, $67,195 was paid directly to vendors for expenses related to the food research. The total amount owed is $80,976 as of May 31, 2015. $71,902 of the loan is at 10% interest, and $9,074 of the loan is at 0% interest. Both of the loans are to be repaid by December 31, 2016.

During the fiscal year 2015, the Company borrowed $57,032 from WB Partners (Joseph Wade), related to the food development and research and working capital. Of this amount, $50,532 was paid directly to vendors for expenses related to the food research. The total amount owed is $60,532 as of May 31, 2015. The loan is at 0% interest and is to be repaid by December 31, 2016.

The Company sold product to 1PM Industries and received $30,000 prior to shipment and delivery of the goods and as of May 31, 2015 has delivered goods of $750. 1PM Industries is developing various gourmet food products such as the development of compound butter and pancake and waffle syrup. The Company delivered partial shipment on February 28, 2015 to allow 1PM to begin testing different shipping methods related to the product.

Note 4 – Equity Transaction

The Company issued 15,400,000 shares of Common Stock and booked an expense related to this stock issuance of $857,000 that represented the fair value of the stock issued. The stock was issued to WB Partners for consulting services rendered to the Company.

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

Note 5 – Convertible Debt

On March 27, 2015, the Company received financing in the amount of $110,000 from Vista Capital. The Company expects to pay off the amount within 90 days from its receipt bearing 10% interest, mature in two years, at any time on or after the issuance date, the holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non assessable shares of Common Stock. The Company can repay the note within 90 days with no prepayment penalty an within 180 days with a prepayment penalty equal to 10% of the balance. Conversion price is 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $9,795 of interest expense through May 31, 2015.

Note 6 – Derivative Liability

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

During the financial year ended May 31, 2015, the convertible promissory note in the amount of $110,000 became convertible into shares of the Company’s common stock at issuance. The fair value of the conversion option of the unsecured convertible promissory note was determined to be $221,040 using a Black-Scholes option-pricing model as of May 31, 2015. The Company recognized a total $111,040 as a loss on derivative related to this convertible note. The Company calculated the liability on issuance and as of May 31, 2015. On issuance the company recognized debt discount of $110,000, derivative liability of $224,954 and day one loss of $114,954 related to this convertible note which was offset by a gain of $3,914 when remeasured at May 31, 2015 to $221,040.

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2015:

Derivative liabilities May 31, 2014	$-
Addition of new derivative	224,954
Gain on change in fair value of the derivative	(3,914)
Balance at May 31, 2015	$221,040

The following table summarizes the loss on derivative liability included in the income statement for the financial year ended May 31, 2015 and 2014, respectively.

	May 31,
	2015	2014

Day one loss due to derivatives on convertible debt	$114,954	-
Gain on change in fair value of the derivative	(3,914)	-
Net loss on detivative liability	$111,040	-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

Date	Shares	Debt Principal	Volatility	Dividend Yield	Risk Free Rate	Expected Term (in years)	Fair Value of Conversion Option Liability

3/25/2015	3,384,615	$110,000	366.84%	0.00%	0.58%	2	$224,954

5/31/2015	2,825,222	$110,000	362.90%	0.00%	0.58%	2	$221,040

Note 7 – Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended June 2012 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	May 31, 2014	May 31, 2015

Net operating loss carry forward	3,500	$233,378

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2014	May 31, 2015

Total deferred tax assets at statutory tax rate of 35%	$1,225	$81,682
Increase in valuation allowance	(1,225)	(81,682)
Net deferred tax asset	$-	$-

Note 8 – Subsequent Events

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter.

On July 24, 2015, the Company received financing in the amount of $80,000 from TypenexCo-Investment, LLC. The $80,000 bears an 8% interest and matures in ten months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date. The Company will make automatic installment payments beginning 180 days from closing (which occurred July 24, 2015) and continuing in equal installments for the next 3 months (for a total of 4 payments) or until the balance is paid in full. If the installment payments are paid in stock of the company the conversion price will be 55% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of April 30, 2015:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2015 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The Company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2015. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year. As of April 30, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of April 30, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Nate Steck	44	President, CEO, Director
Marc Kassoff	67	Vice-President, CFO, Director
Tim Denton	62	Secretary
Jeremy Kaplan	45	Marketing/Branding

Nate Steck, President, CEO, Director. Mr. Steck is an entrepreneur and trained French Chef and with over 20 years experience in Product Development and Food Production. He has developed over 30 successful products from concept to shelf with National distribution for consumer brands and private labels, cumulative sales of 175M. He is the Co-Founder of Batter Blaster, Co-Founder of Elena’s Food Specialties and Founder of Elite foods.

Marc Kassoff, Vice-President, CFO, Director.  Mr. Kassoff is currently the President and CEO Meyer, Christian and Associates, Inc. a healthcare subrogation firm. This has been my position for the last 17 years. Mr. Kassoff is also on the Board of the Effect and Encompass which serves the South Orange County community as a Drug and Alcohol Recovery Program.

Tim Denton, Secretary/Director. Timothy Denton has practiced law in California since 1981, and during that time he has represented and assisted dozens of start-up companies and other businesses, handling both matters involving transactional business as well as civil litigation.For the past 12 years he has been the Supervising Attorney at The Firm of Meyer Christian & Associates, primarily representing hospitals and medical provider groups, working with his clients to ensure regulatory compliance with state and federal laws and agencies.He has continued to work with business development issues for a number of start-up businesses throughout this period, including assisting in the development of Nate's Foods, Inc.

Jeremy Kaplan, Vice-President of Marketing and Branding. Mr. Kaplan is a marketing executive and designer with over 17 years experience in retail marketing, branding and design. He has overseen marketing and creative projects that led to the rollout of new product and services for Bloomingdale’s, Ralph Lauren, Donna Karen, Acura, Samsung, Sun Microsystems and NapaStyle. Jeremy has managed marketing campaigns in support of store openings for Bloomingdale’s, and has held roles designing fixtures and furniture for Lexus, Philz Coffee, and Sessions snowboarding and outerwear.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics has been attached to this prospectus as Exhibit 14.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Steck or Mr. Kassoff does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

The Companies’ officers and director have received the annual salary listed below for the services rendered on behalf of the Company:

Name and				Stock	All other
Principal Position	Year	Salary	Bonus	Awards	Compensation	TOTAL
Nate Steck, President, CEO, Director	2014	$1	-	-	-	1
Marc Kassoff, Director	2014	$1	-	-	-	1
Tim Denton, Secretary	2014	$1	-	-	-	1
Jeremy Kaplan	2014	$1	-	-	-	1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 15061 Springdale, Suite 113, Huntington Beach, California 92649.

Name and Address	Series A Preferred Stock(a)	Percentage of Class	Series B Preferred Stock	Percentage of Class	Common Stock(b)		Percentage of Class(b)		Total Voting Power
Nate Steck	970,051	50%	50,250	33.5%	-	(c)	-	(c)	48%
Mark Kassof	970,051	50%	50,250	33.5%	-	(d)	-	(d)	48%
Tim Denton		-	15,000	10%	-	(e)	-	(e)	-
Jeremy Kaplan	-	-	15,000	10%	-	(f)	-	(f)	-
Total	1,940,102	100%	130,500	87%	-	(g)	-	(g)	97%

_______________

(a)	The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of owned.
(b)	The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.
(c)	Nate Steck is entitled to 50,250,000 shares of Common Stock upon the conversion of his Series B Preferred
(d)	Marc Kassoff is entitled to 50,250,000 shares of Common Stock upon the conversion of his Series B Preferred
(e)	Tim Denton is entitled to 15,000,000 shares of Common Stock upon the conversion of his Series B Preferred
(f)	Jeremy Kaplan is entitled to 15,000,000 shares of Common Stock upon the conversion of his Series B Preferred
(g)	The officers and directors have the right to receive 130,500,000 shares of Common Stock upon the conversion of the Series B Preferred.

16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended May 31, 2015 and 2014:

	Fiscal Year 2015	Fiscal Year 2014

Audit Fees	$13,000	$4,000

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation
3.2	By-laws
14.1	Code of Ethics
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2015.

NATE’S FOOD CO.

By:	/s/ Nate Steck
Nate Steck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on September 18, 2015.

By:	/s/ Nate Steck
Nate Steck
Director & Principal Executive Officer

By:	/s/ Marc Kassoff
Marc Kassoff
Director, Principal Financial Officer

