Form 10-Q
period 2015-08-31
Nate's Food Co.
filed 2015-10-20
CIK 1409446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

(949) 381-1384
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of September 19, 2015
Common stock, par value $0.0001 per share	77,200,000

NATE’S FOOD CO.

FORM 10-Q
August 31, 2015

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Nate’s Foods Co.
Balance Sheets

	August 31,	May 31,
	2015 (Unaudited)	2015

ASSETS
Current assets:
Cash	$18,029	$109
Inventory	4,800	-
Deferred financing cost, net of $1,783 accumulated amortization	12,217	-
Total current assets	35,046	109

Non-current assets:
Equipment	184,072	85,004
Total non-current assets	184,072	85,004
TOTAL ASSETS	$219,118	$85,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$18,758	$3,000
Accrued expense	16,641	11,083
Note payable - related party	143,008	141,508
Deferred revenue – related party	8,182	29,250
Convertible note, net of $156,669 and $0 debt discount as of August 31, 2015 and May 31, 2015, respectively	1,831	-
Derivative liability	403,164	221,040
Total current liabilities	591,584	405,881

Convertible note, net of $86,342 and $100,205 debt discount as of August 31, 2015 and May 31, 2015, respectively	23,658	9,795
Total liabilities	615,242	415,676

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 and 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 149,365 and 149,365 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,394 and 26,394 issued and outstanding, respectively	58,394	26,394
Common Stock, Par Value $.0001, 300,000,000 shares authorized, 77,200,000 and 77,200,000 issued and outstanding, respectively	7,720	7,720
Additional paid in capital	877,689	849,827
Accumulated deficit	(1,340,136)	(1,214,713)
Total stockholders’ deficit	(396,124)	(330,563)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$219,118	$85,113

See accompanying notes to the unaudited financial statements

Nate’s Foods Co.
Statements of Operations
(Unaudited)

	Three Months Ended
	August 31,
	2015	2014

Sales	$21,068	$-
Cost of Goods Sold	12,800	-
Gross Profit	8,268	-

Operating Expenses
Selling, general and administrative	66,683	3,892
Food development/research	1,850	67,195
Total operating expenses	68,533	71,087

Other Expenses
Loss on derivative	23,624	-
Interest Expenses	41,534	-

Net Loss	$(125,423)	$(71,087)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
		-
Weighted average number of shares outstanding, basic and diluted	77,200,000	61,800,000

See accompanying notes to the unaudited financial statements

Nate’s Foods Co.
Statements of Cash Flows
(Unaudited)
	Three Months Ended
	August 31,
	2015	2014
Cash flows from operating activities
Net loss	$(125,423)	$(71,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	34,193	-
Loss on derivative liability	23,624	-
Stock issued for compensation	59,862	-
Changes in assets and liabilities:
Inventory	(4,800)	-
Amortization of deferred financing cost	1,783	-
Accounts payable and accrued liabilities	15,759	68,020
Accrued expenses	5,558	-
Deferred revenue – related party	(21,068)	-
Net cash used in operating activities	(10,512)	(3,067)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(99,068)	-
Net cash used in investing activities	(99,068)	-

Cash flows from financing activities
Payment of deferred financing costs	(14,000)	-
Original Issue Discount on convertible notes	(18,500)	-
Proceeds from convertible notes	158,500	-
Proceeds from loan from related party	1,500	5,000
Net cash provided by financing activities	127,500	5,000

Net change in cash	17,920	1,933
Cash balance, beginning of period	109	150
Cash balance, end of period	$18,029	$2,083

Supplemental information
Interest and taxes paid in cash	$-	$-

Non cash investing and financing activities:
Debt discount from derivative liability	$158,500	$-
Accounts payable paid on behalf of the Company by related party	$-	$67,195
Accounts payable paid on behalf of the Company through note payable	$-	$825

See accompanying notes to the unaudited financial statements

NATE’S FOOD CO.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Nate’s Food Co. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. The Company selected May 31 as its fiscal year end. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger between with Nate’s Pancakes, Inc. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10, have been omitted.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at August 31, 2015 and May 31, 2015 the Company had inventory of $4,800 and $0, respectively and determined that no reserve was required.

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

Note 3 – Related Party Transaction

During the period ended August 31, 2015, the amount the Company borrowed and repaid to WB Partners (Joseph Wade) is nil. The total amount owed was $60,532 as at August 31, 2015. The loan is at 0% interest and is to be repaid by December 31, 2016.

During the period end August 31, 2015, the Company borrowed $1,500 from our officer for working capital. As at August 31, 2015, the total amount owed to this officer was $82,476. $71,902 of the loan is at 10% interest, and $10,574 of the loan is at 0% interest.

Note 4 – Equity Transaction

During the period end August 31, 2015, the Company granted 32,000 Series C Preferred Stock to consultants for their services. The shares were valued at $59,862. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

Note 5 – Convertible Debt

On March 27, 2015, the Company received financing in the amount of $110,000 from Vista Capital. The Company expects to pay off the amount within 90 days from its receipt bearing 10% interest, mature in two years, at any time on or after the issuance date, the holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The Company can repay the note within 90 days with no prepayment penalty and within 180 days with a prepayment penalty equal to 10% of the balance. Conversion price is 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $13,863 of interest expense the three months end August 31, 2015.

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,372 of interest expense the three months end August 31, 2015. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is $0.05 or if lower, 55% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $15,467 of interest expense the three months end August 31, 2015.

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $411 of interest expense the three months end August 31, 2015. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $4,863 of interest expense the three months end August 31, 2015.

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

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2015:

	Vista Capital	Typenex Co	EMA Financial	Total
Balance - May 31, 2015	$221,040	$-	$-	$221,040
Addition of new derivative		107,431	76,686	184,117
(Gain) loss on change in fair value of the derivative	(7,095)	(10,241)	15,343	(1,993)
Balance - August 31, 2015	$213,945	$97,190	$92,029	$403,164

The following table summarizes the loss on derivative liability included in the income statement for the financial year ended August 31, 2015 and 2014, respectively.

	Three Months Ended August 31,
	2015	2014
Day one loss due to derivatives on convertible debt
Typenex Co	$14,431	$-
EMA Financial	11,186	-
(Gain) loss on change in fair value of the derivative
Vista Capital	(7,095)	-
Typenex Co	(10,241)	-
EMA Financial	15,343	-
Net loss on derivative liability	$23,624	$-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

Vista Capital
						Expected	Fair Value of
		Debt		Dividend	Risk Free	Term	Conversion Option
Date	Shares	Principal	Volatility	Yield	Rate	(in years)	Liability
8/31/2015	7,670,718	$110,000	371.95%	0.00%	0.74%	1.57	$213,944

Typenex Co
						Expected	Fair Value of
		Debt		Dividend	Risk Free	Term	Conversion Option
Date	Shares	Principal	Volatility	Yield	Rate	(in years)	Liability
7/23/2015	4,607,382	$93,000	188.36%	0.00%	0.37%	0.75	$107,431
8/31/2015	6,389,590	$93,000	94.21%	0.00%	0.37%	0.64	$97,190

EMA Financial
						Expected	Fair Value of
		Debt		Dividend	Risk Free	Term	Conversion Option
Date	Shares	Principal	Volatility	Yield	Rate	(in years)	Liability
8/6/2015	4,548,611	$65,500	174.37%	0.00%	0.37%	1.00	$76,685
8/31/2015	4,469,742	$65,500	177.69%	0.00%	0.37%	0.93	$92,028

Note 7 – Subsequent Events

Stock Dividends

On September 11, 2015, the Company awarded all current holders of common stock one share each of restricted, convertible Series E Preferred Stock for every 10 shares of common stock the shareholder currently holds. Anytime after October 1, 2016, each Series E Preferred share can be converted into 10 shares of common stock, at the shareholder’s election. All shares of Series E Preferred that have not been converted on or before October 1, 2018, may be converted into 10 shares of common stock, at the Company's election.

Financing from BOU Trust

On October 5, 2015, BOU Trust completed the purchase of the Convertible Note dated March 11, 2015, held by VISTA CAPITAL INVESTMENTS, LLC, related to the funding of $110,000 provided Company on March 11, 2015.

On October 5, 2015, the Company received financing in the amount of $68,250 from BOU Trust.  The $68,250 bears 10% interest and matures in six months.  The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock.  Conversion price is 60% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date.  The Company may prepay the note at any time at an amount equal to 130% of the outstanding principal and the accrued and unpaid interest.

Financing from BOU Trust Tarpon Bay Partners LLC

(1)  On October 7, 2015, the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") with Tarpon Bay Partners LLC, a Florida limited liability company ("Tarpon"), whereby Tarpon agreed to purchase up to $5,000,000 of the Company's common stock (the "Shares"), to be registered in a Form S-1 registration statement. The Purchase Agreement has a term of two-years (the "term") and may be terminated sooner by the Company or if Tarpon has purchased a total of $5,000,000 of the Company's common stock before the expiration of the term.

 During the term of the Purchase Agreement, the Company may at any time deliver a "Put Notice" to Tarpon thereby requiring Tarpon to purchase a certain dollar amount (the "Investment Amount") in exchange for a portion of the Shares (the "Put"), determined by an estimated amount of Shares equal to the investment amount indicated in the Put Notice divided by the closing bid price of the Company's common stock on the trading day (the "Closing Price") immediately preceding the date the Put Notice was given (the "Put Date"), multiplied by one hundred twenty-five percent (125%) (the "Estimated Put Shares"). On the trading date preceding the delivery date of such Shares, Tarpon shall deliver payment for the Shares equal to the Company's requested Investment Amount.

 Subject to certain restrictions, the purchase price for the Shares is equal to ninety percent (90%) of the lowest closing bid price, quoted by the exchange or principal market Company's Common Stock is traded on, on any trading day during the ten (10) trading days immediately after the date the Company delivers to Tarpon a Put Notice in writing requiring Tarpon (the "Valuation Period") to purchase the applicable number of Shares of the Company, subject to certain terms and conditions of the Purchase Agreement. In the event the number of Estimated Put Shares initially delivered to Tarpon is greater than the Put Shares purchased by Tarpon pursuant to such Put Notice, then immediately after the Valuation Period Tarpon shall deliver to the Company any excess Estimated Put Shares associated with such Put Notice. If the number of Estimated Put Shares delivered to Tarpon is less than the Put Shares purchased by Tarpon pursuant to a Put Notice, then immediately after the Valuation Period the Company shall deliver to Tarpon the difference between the Estimated Put Shares and the Put Shares issuable pursuant to such Put Notice.

The number of Shares sold to Tarpon shall not exceed the number of such Shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company's common stock. Further, the Company has the right, but never the obligation to draw down on the total of $5,000,000. The Purchase Agreement also contains other customary and standard provisions.

 (2)  $50,000 Promissory Note with Tarpon Bay Partners, LLC

As consideration for the above-mentioned agreements, on October 7, 2015, the Company issued a promissory note to Tarpon for $50,000, with 10% interest per annum. This note matures on April 30, 2016 and is not convertible into common stock nor has registration rights.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014:
	Three Months Ended
	August 31,
	2015	2014

Sales	$21,068	$-
Cost of Goods Sold	12,800	-
Gross Profit	8,268	-

Operating Expenses
Selling, general and administrative	66,683	3,892
Food development/research	1,850	67,195
Total operating expenses	68,533	71,087

Loss on derivative	23,624	-
Interest Expenses	41,534	-
Net Loss	$(125,423)	$(71,087)

Revenue

The Company generated $21,068 in revenue with a gross profit of $8,268, or 39%, for the three months ended August 31, 2015 as compared to no revenue for the three months ending August 31, 2014. Revenue commenced during the fourth quarter ended May 31, 2015.

Operating Expenses

Operating expenses were relatively unchanged for the three months ended August 31, 2015 as compared to the same period in 2014. During the period ended August 31, 2014, most of the original food development costs went into developing the recipe and industrial process of manufacturing product. After the process and recipe had been settled, the costs attributable to development have significantly declined for the period ended August 31, 2015. New flavors are still being investigated and processes refined but without the significant costs specifically required since the focus has been on getting the existing product into production and distribution.
During the period ended August 31, 2015, we incurred general and administrative expenses of $66,683 compared to $3,892 incurred during the period ended August 31, 2014. The increase was primarily the result of increased professional fees associated with regulatory filing requirements and stock-based compensation of $59,862 for the issuance of 32,000 shares of Series C Preferred Stock the Company granted to two consultants for their service.

Liquidity and Capital Resources
Balance Sheet Date	August 31, 2015	May 31, 2015	Change
Cash	$18,029	$109	$17,920
Total Assets	$219,118	$85,113	$134,005
Total Liabilities	$615,242	$415,676	$199,566
Stockholders' Deficit	$(396,124)	$(330,563)	$(65,561)

	August 31, 2015	May 31, 2015	Change

Current Assets	$35,046	$109	$34,937
Current Liabilities	591,584	405,881	185,703
Working Capital Deficiency	$(556,538)	$(405,772)	$220,640

As of August 31, 2015 the Company had $18,029 in cash, $4,800 in inventory, $12,217 in deferred financing cost and $184,072 in equipment and a total of $219,118 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has been secured, however, we will require additional funding and no assurance may be given that we will be able to raise additional funds.

As of August 31, 2015, our total current liabilities were $591,584 which primarilyy consisted of $403,164 in a derivative liability and $143,008 due form a shareholder, as compared to May 31, 2015, with total current liabilities of $405,881, which primarily consisted of $221,040 in a derivative liability and $141,508 due to a shareholder.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Annual Report on Form 10-K. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended August 31, 2015, the Company granted 32,000 Series C Preferred Stock for their services of $59,862.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended August 31, 2015 that was not previously disclosed in our filings during that period.

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

NATE’S FOOD CO.

Date: October 20, 2015	By:	/s/ Nate Steck
Nate Steck
Director and Chief Executive Officer

Date: October 20, 2015	By:	/s/ Marc Kassoff
Marc Kassoff
Director and Chief Financial Officer