Form 10-Q
period 2015-11-30
Nate's Food Co.
filed 2016-01-21
CIK 1409446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of January 15, 2016
Common stock, par value $0.0001 per share	123,647,463

NATE’S FOOD CO.

FORM 10-Q
November 30, 2015

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Nate’s Foods Co.
Balance Sheets

	November 30,	May 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$47,051	$109
Prepaid expense	20,000	-
Deferred financing cost, net of $9,909 accumulated amortization	36,879	-
Total current assets	103,930	109

Non-current assets:
Equipment, net	373,810	85,004
Total non-current assets	373,810	85,004
TOTAL ASSETS	$477,740	$85,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$28,232	$3,000
Accrued expense	17,869	11,083
Note payable	110,532	-
Note payable - related party	82,476	141,508
Deferred revenue – related party	-	29,250
Convertible note, net of $187,023 and $0 debt discount as of November 30, 2015 and May 31, 2015, respectively	114,727	-
Derivative liability	459,193	221,040
Total current liabilities	813,029	405,881

Note payable - long term	200,000	-
Convertible note, net of $25,815 and $100,205 debt discount as of November 30, 2015 and May 31, 2015, respectively	15,506	9,795
Total liabilities	1,028,535	415,676

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 and 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 148,365 and 149,365 issued and outstanding, respectively	14	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,394 and 26,394 issued and outstanding, respectively	58,394	26,394
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 7,720,000 and 0 issued and outstanding, respectively	772	-
Common Stock, Par Value $.0001, 500,000,000 shares authorized, 96,672,463 and 77,200,000 issued and outstanding, respectively	9,667	7,720
Additional paid in capital	1,050,311	849,827
Accumulated deficit	(1,670,147)	(1,214,713)
Total stockholders’ deficit	(550,795)	(330,563)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$477,740	$85,113

See accompanying notes to the unaudited financial statements

Nate’s Foods Co.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Sales from a related party	$8,182	$746	$29,250	$746
Cost of Goods Sold	4,800	-	17,600	-
Gross Profit	3,382	746	11,650	746

Operating Expenses
Selling, general and administrative	$72,924	$585,127	$139,607	$589,019
Food development/research	-	14,345	1,850	81,540
Total operating expenses	72,924	599,472	141,457	670,559

Operating Loss	(69,542)	(598,726)	(129,807)	(669,813)

Other (Income) Expense
Loss on derivative	75,397	-	99,021	-
Interest Expenses	167,502	-	209,036	-
Loss on settlement of debt	16,778	-	16,778	-
Total other expenses	259,677	-	324,835	-

Net Loss	$(329,219)	$(598,726)	$(454,642)	$(669,813)

Deemed dividend on Series B convertible preferred stock	(792)	-	(792)	-
Deemed dividend on Series C convertible preferred stock	-	(70,181)	-	(70,181)
Net loss attributable to common stockholders	$(330,011)	$(668,907)	$(455,434)	$(739,994)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
		-		-
Weighted average number of common shares outstanding, basic and diluted	81,594,107	66,514,286	79,373,172	64,144,262

See accompanying notes to the unaudited financial statements

Nate’s Foods Co.
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(454,642)	$(669,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on convertible note exchanged for warrants	12,222	-
Loss on settlement of debt	16,778	-
Amortization of debt discount	169,118	-
Loss on derivative liability	99,021	-
Stock issued for compensation	59,862	562,000
Amortization of deferred financing cost	9,909	-
Changes in assets and liabilities:
Prepaid expense	10,000	-
Accounts payable and accrued liabilities	25,232	70,091
Accrued expenses	17,786	-
Deferred revenue – related party	(29,250)	30,000
Net cash used in operating activities	(63,964)	(7,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(111,094)	-
Net cash used in investing activities	(111,094)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(24,500)	-
Proceeds from Series C Preferred Stock	-	27,000
Proceeds from convertible notes	255,000	-
Payment of convertible note	(10,000)	-
Proceeds from loan from related party	1,500	20,781
Net cash provided by financing activities	222,000	47,781

Net cash increase (decrease) for the period	46,942	40,059
Cash at beginning of period	109	150
Cash at End of Period	$47,051	$40,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and taxes paid in cash	$12,140	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$255,000	$-
Original Issue Discount on convertible notes	$26,750	$-
Derivative due to warrants issued to settle interest	$29,000	$-
Convertible note exchanged for accrued interest	$11,000	$-
Issued Series E Preferred stock as a dividend to Common shareholders	$772	$-
Deemed dividend beneficial conversion feature on convertible Series C Preferred stock	$-	$70,181
Accounts payable paid on behalf of the Company through note payable	$-	$70,091
Reclass of note payable to related party note payable	$-	$3,500
Conversion of Series B Preferred stock into common stock	$800	$-
Conversion of convertible notes into common stock	$79,680	$-
Settlement of derivative liability to additional paid in capital	$144,868	$-
Issued convertible note for legal service	$30,000	$-
Issued note payable for equity purchase agreement	$50,000	$-
Issued note payable for purchase of equipment	$200,000	$-
Reclass from note payable - related party to note payable	$60,532	$-

See accompanying notes to the unaudited financial statements

NATE’S FOOD CO.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Nate’s Food Co. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. The Company selected May 31 as its fiscal year end. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger with Nate’s Pancakes, Inc. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on September 21, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at November 30, 2015 and May 31, 2015 the Company had no inventory.

Long-Lived Assets

Long-lived assets such as property and equipment are stated at their fair value acquisition cost and reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. Amortization of long-lived assets are calculated by the straight line method over their estimated useful lives. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

As of November 30, 2015, equipment of $373,810 reflects acquisition costs. During the period ended November 30, 2015, amortization is not being calculated as equipment is currently not in use.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, prepaid expense, deferred financing cost, accounts payable and accrued liabilities, accrued expenses, convertible notes and Note payable.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2015 and May 31, 2015, measured at fair value on a recurring basis:

November 30, 2015	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	459,193	459,193

May 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	221,040	221,040

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

Note 3 – Related Party Transactions

During the period ended November 30, 2015, the Company borrowed $1,500 from our officer for working capital. As at November 30, 2015, the total amount owed to this officer was $82,476.  Of this amount, $71,902 of the loan is at 10% interest, and $10,574 of the loan is at 0% interest, with a maturity date of December 31, 2015.  The note is being renegotiated and is not in default.

Note 4 – Equity Transactions

During the period ended November 30, 2015, the Company granted 32,000 shares of Series C Preferred Stock to consultants for services. The shares were valued at $59,862. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred share. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

During the period ended November 30, 2015, 8,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 8,000,000 shares of common stock, for a value of $800, of which $792 was recorded as a deemed dividend.

On September 21, 2015, as a stock dividend to the common shareholders, the Company issued (1) share of newly created Series E Preferred Stock for every ten (10) shares of common stock outstanding. The Company issued 7,720,000 shares of Series E Preferred Stock for a value of $772. Beginning October 1, 2016, each share of Series E Preferred Stock is convertible into ten (10) shares of common stock.  From October 1, 2016 to October 1, 2018, holders of Series E Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As at November 30, 2015, the exercise price was reset to $0.0029.

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2015:

Warrants Outstanding			Warrants Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
17,241,380	4.84 years	$ 0.0029	17,241,380	$ 0.0029

The following table summarizes warrant activity for the six months ended November 30, 2015:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2015	-	-
Granted	17,241,380	$0.0029	5 years
Forfeited	-	-
Exercised	-	-
Outstanding, November 30, 2015	17,241,380	$0.0029	4.84 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at November 30, 2015 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of November 30, 2015, the aggregate intrinsic value of options outstanding was approximately $52,000, based on the closing market price of $0.0059 on November 30, 2015.

Note 5 – Notes Payable

The Company had the following notes payable at November 30, 2015 and May 31, 2015.

Note payable	November 30, 2015	May 31, 2015

Note payable to WB Partners	$60,532	$-
Note payable to Tarpon Bay partners	50,000	-
Note payable to SouthCorp Capital	200,000	-
	$310,532	$-

	November 30, 2015	May 31, 2015
Current	$110,532	$-
Long term	200,000	-
Total	$310,532	$-

Note payable to WB Partners

During the period ended November 30, 2015, the amount the Company borrowed and repaid to WB Partners (Joseph Wade) is nil. The total amount owed was $60,532 as at November 30, 2015. The loan is at 0% interest and is to be repaid by December 31, 2015 and is currently in default.  As of May 31, 2015 this note as classified as a note payable to related party and had a balance of $60,532.

Note payable to Tarpon Bay partners

On October 8, 2015, the Company issued a Promissory Note (the “Note”) to Tarpon Bay Partners LLC, for $50,000, due April 30, 2016. The Note carries an annual interest rate of 10%. As of November 30, 2015, the Company owes $50,769, of which $769 is accrued interest.  The Company recorded $50,000 to additional paid in capital, as the Note is to secure equity financing.

Note payable to SouthCorp Capital

On October 20, 2015, the Company issued a Promissory Note to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for a purchase of the equipment of $177,712 and financing cost of $22,288 related to purchase of this equipment. The Note carries an annual interest rate of 8%. As of November 30, 2015, the Company owes $203,129, of which $3,129 is accrued interest.  The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,250 of interest expense for the six months ended November 30, 2015.

Note 6 – Convertible Debt

On March 27, 2015, the Company received financing in the amount of $110,000 from Vista Capital Investments, LLC, sold to BOU Trust on September 29, 2015. The Company expects to pay off the amount within 90 days from its receipt bearing 10% interest, mature in two years, at any time on or after the issuance date, the holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The Company can repay the note within 90 days with no prepayment penalty and within 180 days with a prepayment penalty equal to 10% of the balance. Conversion price is 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date. On September 29, 2015, the Company entered into the agreement of exchange notes with Vista and BOU trust. BOU trust purchased $121,000 of principal amount and accrued interest and the reminder of note of $12,222 was exchanged for warrant for Vista. As a result of this agreement, the conversion price was amended to 60% of the lowest traded price for 20 trading days prior to conversion. On October 20, 2015, the Company entered into the agreement of exchange notes with BOU trust and RDW Capital, LLC. RDW Capital, LLC purchased $35,600 of a portion of $121,000convertible note. During the six months ended November 30, 2015, the notes of $79,680 were converted into 11,472,463 shares of common stock. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $74,391 of interest expense for the six months ended November 30, 2015.

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $4,029 of interest expense for the six months ended November 30, 2015. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $44,124 of interest expense for the six months ended November 30, 2015.

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,907 of interest expense for the six months ended November 30, 2015. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $20,816 of interest expense for the six months end November 30, 2015.

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $2,357 of interest expense for the six months ended November 30, 2015. The $68,250 bears 10% interest and matures on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $24,750 of interest expense for the six months ended November 30, 2015.

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the six months ended November 30, 2015, the notes of $10,000 were repaid.  Upon the later of the Maturity Date or that date which is six months following the date hereof, this Note shall be convertible into shares of the Company’s common stock

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $366 of interest expense for the six months end November 30, 2015. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $5,037 of interest expense for the six months ended November 30, 2015.

Note 7 – Derivative Liability

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2015:

	Vista Capital	Typenex Co	EMA Financial	BOU Trust	Fourth Man, LLC	Warrant	Total
Balance - May 31, 2015	$221,040	$-	$-	$-	$-	$-	$221,040
Addition of new derivative	-	80,000	60,000	65,000	50,000	-	255,000
Addition of new derivative due to warrant	-	-	-	-	-	29,000	29,000
Day one loss due to derivative	-	27,431	16,685	59,514	1,593	-	105,223
(Gain) loss on change in fair value of the derivative	(18,512)	(7,546)	(14,442)	(56,828)	18,443	72,683	(6,202)
Settled upon conversion of debt	(144,868)	-	-	-	-	-	(144,868)
Balance - November 30, 2015	57,660	99,885	62,243	67,686	70,036	101,683	459,193

The following table summarizes the loss on derivative liability included in the income statement for the periods ended November 30, 2015 and 2014, respectively.

	Six Months Ended
	November 30, 2015	November 30, 2014
Day one loss due to derivatives on convertible debt
Typenex Co	$27,431	$-
EMA Financial	16,685	-
BOU Trust	59,514	-
Fourth Man, LLC	1,593	-
(Gain) loss on change in fair value of the derivative
Vista Capital	(18,512)	-
Typenex Co	(7,546)	-
EMA Financial	(14,442)	-
BOU Trust	(56,828)	-
Fourth Man, LLC	18,443	-
Warrants	72,683	-
Net loss on derivative liability	$99,021	$-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

Six Months Ended November 30,
	2015	2014
Expected term	0.3 - 5 years	-
Expected average volatility	94.21% - 1,097.67%	-
Expected dividend yield	-	-
Risk-free interest rate	0.06%-1.65%	-

Note 8 – Subsequent Events

Subsequent to November 30, 2015, the Company Issued 16,975,000 shares of common stock for conversion of convertible notes with principal and accrued interest of $31,920 and 10,000,000 shares of common stock for  consulting services.

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

Payments/Royalty

The Company shall pay a royalty equal to three percent (3%) of the gross revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license requires that the Company pay a minimum monthly fee of $5,500 beginning twelve (12) months from the execution of the license agreement which is against the 3% royalty.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014:

	Three Months Ended November 30,
	2015	2014

Sales from a related party	$8,182	$746
Gross profit	3,382	746

Selling, general and administrative	72,924	585,127
Food development/research	-	14,345
Total operating expenses	72,924	599,472

Loss on derivative	75,397	-
Interest Expenses	167,502	-
Loss on settlement of debt	16,778	-
Net Loss	$(329,219)	$(598,726)

Revenue

The Company generated $8,182 in revenue from a related party, with a gross profit of $3,382, or 41%, for the three months ended November 30, 2015 as compared to revenue of $746, or 100%, for the three months ending November 30, 2014.

Operating Expenses

During the three months ended November 30, 2014, we booked stock-based compensation of $562,000 consulting services, otherwise, operating expenses were relatively unchanged for the three months ended November 30, 2015 as compared to the same period in 2014. During the period ended November 30, 2014, most of the original food development costs went into developing the recipe and industrial process of manufacturing product. After the process and recipe had been settled, the costs attributable to development have significantly declined for the period ended November 30, 2015. New flavors are still being investigated and processes refined but without the significant costs specifically required since the focus has been on getting the existing product into production and distribution.

During the period ended November 30, 2015, we incurred general and administrative expenses of $72,924 compared to $585,127 incurred during the period ended November 30, 2014. The decrease was primarily the result of decreased stock-based compensation of $562,000 for the share issuances to third party consultants for their service during the period ended November 30, 2014.

Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014:

	Six Months Ended November 30,
	2015	2014

Sales from a related party	$29,250	$746
Gross profit	11,650	746

Selling, general and administrative	139,607	589,019
Food development/research	1,850	81,540
Total operating expenses	141,457	670,559

Loss on derivative	99,021	-
Interest Expenses	209,036	-
Loss on settlement of debt	16,778	-
Net Loss	$(454,642)	$(669,813)

Revenue

The Company generated $29,250 in revenue from a related party, with a gross profit of $11,650, or 40%, for the six months ended November 30, 2015 as compared to revenue of $746, or 100%, for the six months ending November 30, 2014.

Operating Expenses

During the period ended November 30, 2014, most of the original food development costs went into developing the recipe and industrial process of manufacturing product. After the process and recipe had been settled, the costs attributable to development have significantly declined for the period ended November 30, 2015. During the period ended November 30, 2015, operating expenses were primarily due costs to professionals for reporting as a public company. New flavors are still being investigated and processes refined but without the significant costs specifically required since the focus has been on getting the existing product into production and distribution.

During the period ended November 30, 2015, we incurred general and administrative expenses of $139,607 compared to $589,019 incurred during the period ended November 30, 2014. The decrease was primarily the result of decreased stock-based compensation of $502,138, $59,862 for the issuance of 32,000 shares of Series C Preferred Stock the Company granted to two consultants for their service during the period ended November 30, 2015 as compared to stock-based compensation of $562,000 for the share issuances to 3rd party consultants for their service during the period ended November 30, 2014.

Liquidity and Capital Resources

Balance Sheet Date	November 30, 2015	May 31, 2015	Change
Cash	$47,051	$109	$46,942
Total Assets	$477,740	$85,113	$392,627
Total Liabilities	$1,028,535	$415,676	$612,859
Stockholders' Deficit	$(550,795)	$(330,563)	$(220,232)

	November 30, 2015	May 31, 2015	Change

Current Assets	$103,930	$109	$103,821
Current Liabilities	$813,029	$405,881	$407,148
Working Capital Deficiency	$(709,099)	$(405,772)	$510,969

As of November 30, 2015 the Company had $47,051 in cash, $20,000 in prepaid expense, $36,879 in deferred financing cost and $373,810 in equipment and a total of $477,740 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has been secured, however, we will require additional funding and no assurance may be given that we will be able to raise additional funds.

As of November 30, 2015, our total current liabilities were $813,029 which primarily consisted of $459,193 in a derivative liability, $110,532 in a note payable, $114,727 in a current portion of convertible note and $82,476 due form a shareholder, as compared to May 31, 2015, with total current liabilities of $405,881, which primarily consisted of $221,040 in a derivative liability and $141,508 due to a shareholder.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2015, the Company granted 32,000 Series C Preferred Stock for their services of $59,862.

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

NATE’S FOOD CO.

Date: January 21, 2016	By:	/s/ Nate Steck
Nate Steck
Director and Chief Executive Officer

Date: January 21, 2016	By:	/s/ Marc Kassoff
Marc Kassoff
Director and Chief Financial Officer