Form 10-Q
period 2016-02-29
Nate's Food Co.
filed 2016-06-28
CIK 1409446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

 15151 Springdale Street, Huntington Beach, CA 92649
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of May 31, 2016
Common stock, par value $0.0001 per share	240,408,891

NATE’S FOOD CO.

FORM 10-Q
February 29, 2016

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Nate’s Food Co.
Balance Sheets
(Unaudited)

	February 29,	May 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,723	$109
Prepaid expense	20,000	-
Deferred financing cost, net of $21,420 accumulated amortization	25,368	-
Total current assets	48,091	109

Non-current assets:
Equipment, net	395,195	85,004
Total non-current assets	395,195	85,004
TOTAL ASSETS	$443,286	$85,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$86,220	$3,000
Accrued expense	32,404	11,083
Note payable	110,532	-
Note payable - related party	95,476	141,508
Deferred revenue – related party	-	29,250
Convertible notes, net of $78,982 and $0 debt discount as of February 29, 2016 and May 31, 2015, respectively	184,100	-
Derivative liability	549,495	221,040
Total current liabilities	1,058,227	405,881

Note payable - long term	200,000	-
Convertible note, net of $0 and $100,205 debt discount as of February 29, 2016 and May 31, 2015, respectively	-	9,795
Total liabilities	1,258,227	415,676

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $.0001, 150,000 shares authorized, 141,970 and 149,970 issued and outstanding, respectively	14	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 and 26,394 issued and outstanding, respectively	58,774	26,394
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 7,725,000 and 0 issued and outstanding, respectively	773	-
Common Stock, Par Value $.0001, 500,000,000 shares authorized, 186,355,310 and 77,200,000 issued and outstanding, respectively	18,636	7,720
Additional paid in capital	1,485,400	849,827
Accumulated deficit	(2,378,732)	(1,214,713)
Total stockholders’ deficit	(814,941)	(330,563)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$443,286	$85,113

See accompanying notes to the unaudited financial statements

Nate’s Food Co.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Sales from a related party	$-	$750	$29,250	$1,496
Cost of Goods Sold	-	-	17,600	-
Gross Profit	-	750	11,650	1,496

Operating Expenses
Selling, general and administrative	$188,931	$360,325	$328,538	$949,344
Food development/research	-	23,693	1,850	105,232
Total operating expenses	188,931	384,018	330,388	1,054,576

Operating Loss	(188,931)	(383,268)	(318,738)	(1,053,080)

Other (Income) Expense
Loss on derivative	359,753	-	458,774	-
Interest Expenses	159,901	-	368,937	-
Loss on settlement of debt	-	-	16,778	-
Total other expenses	519,654	-	844,489	-

Net Loss	$(708,585)	$(383,268)	$(1,163,227)	$(1,053,080)

Deemed dividend on Series B convertible preferred stock	-	-	(792)	-
Deemed dividend on Series C convertible preferred stock	-	-	-	(27,000)
Net loss attributable to common stockholders	$(708,585)	$(383,268)	$(1,164,019)	$(1,080,080)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
		-		-
Weighted average number of common shares outstanding, basic and diluted	127,049,874	66,514,286	95,149,826	64,144,262

See accompanying notes to the unaudited financial statements

Nate’s Food Co.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,163,227)	$(1,053,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on convertible note exchanged for warrants	12,222	-
Loss on settlement of debt	16,778	-
Amortization of debt discount	302,973	-
Loss on derivative liability	458,774	-
Stock issued for compensation	154,862	857,000
Amortization of deferred financing cost	21,420	-
Changes in assets and liabilities:
Prepaid expense	10,000	-
Accounts payable and accrued liabilities	83,220	120,727
Accrued expenses	32,321	-
Deferred revenue – related party	(29,250)	29,250
Net cash used in operating activities	(99,907)	(46,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(132,479)	-
Net cash used in investing activities	(132,479)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(24,500)	-
Proceeds from Series C Preferred Stock	-	27,000
Proceeds from convertible notes	255,000	-
Payment of convertible note	(10,000)	-
Proceeds from loan from related party	14,500	20,281
Net cash provided by financing activities	235,000	47,281

Net cash increase (decrease) for the period	2,614	1,178
Cash at beginning of period	109	150
Cash at End of Period	$2,723	$1,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and taxes paid in cash	$12,140	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$255,000	$-
Original Issue Discount on convertible notes	$26,750	$-
Derivative due to warrants issued to settle interest	$29,000	$-
Convertible note exchanged for accrued interest	$11,000	$-
Issued Series E Preferred stock as a dividend to Common shareholders	$773	$-
Deemed dividend beneficial conversion feature on convertible Series C Preferred stock	$-	$27,000
Accounts payable paid on behalf of the Company through note payable	$-	$117,727
Reclass of note payable to related party note payable	$-	$3,500
Conversion of Series B Preferred stock into common stock	$800	$-
Conversion of convertible notes into common stock	$159,668	$-
Common Shares issued for services	$95,000	$-
Conversion of warrants into common stock	$1,304	$-
Settlement of derivative liability to additional paid in capital	$414,319	$-
Issued convertible note for legal service	$30,000	$-
Issued note payable for equity purchase agreement	$50,000	$-
Issued note payable for purchase of equipment	$200,000	$-
Reclass from note payable - related party to note payable	$60,532	$-
Adjustment to Series C Preferred Stock	$380	$-
Adjustment to common stock	$5	$-

See accompanying notes to the unaudited financial statements

NATE’S FOOD CO.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

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

As of February 29, 2016, equipment of $395,195 reflects acquisition costs. During the period ended February 29, 2016, depreciation is not being calculated as equipment is currently not in use.

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

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 29, 2016, and May 31, 2015, measured at fair value on a recurring basis:

February 29, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	549,495	549,495

May 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	221,040	221,040

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

Note 3 – Related Party Transactions

During the nine month period ended February 29, 2016, the Company borrowed $14,500 from our officer for working capital. As at February 29, 2016, the total amount owed to this officer was $95,476.  Of this amount, $71,902 of the loan is at 10% interest, and $23,574 of the loan is at 0% interest.

Note 4 – Equity Transactions

During the period ended February 29, 2016, the Company granted 32,000 shares of Series C Preferred Stock to consultants for services. The shares were valued at $59,862. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred share. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

During the period ended February 29, 2015, 8,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 8,000,000 shares of common stock, for a value of $800, of which $792 was recorded as a deemed dividend.

On September 21, 2015, as a stock dividend to the common shareholders, the Company issued (1) share of newly created Series E Preferred Stock for every ten (10) shares of common stock outstanding. The Company issued 7,725,000 shares of Series E Preferred Stock for a value of $773. Beginning October 1, 2016, each share of Series E Preferred Stock is convertible into ten (10) shares of common stock.  From October 1, 2016 to October 1, 2018, holders of Series E Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 31,929,349 shares of common stock at $0.0009 per share.

During the period ended February 29, 2016, the Company granted 28,000,000 shares, par value $0.0001 per share, to a related party, for consulting services.  On February 5, 2016, the Company cancelled 3,500,000 of these shares. The Company recorded consulting expense of $95,000, for the 24,500,000 shares of common stock issued.

During the period ended February 29, 2016, 20,644,258 warrants were exercised, on a cashless basis, resulting in 13,400,000 common shares being issued.

The following table summarizes information relating to outstanding and exercisable warrants as of February 29, 2016:

Warrants Outstanding			Warrants Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
11,285,091	4.59 years	$0.0009	11,285,091	$0.0009

The following table summarizes warrant activity for the nine months ended February 29, 2016:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2015	-	-
Granted	31,929,349	$0.0128	5 years
Forfeited	-	-
Exercised	20,644,258	$0.00193	4.66 years
Outstanding, February 29, 2016	11,285,091	$0.0009	4.59 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at February 29, 2016, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of February 29, 2016, the aggregate intrinsic value of options outstanding was approximately $32,000 based on the closing market price of $0.0028 on February 29, 2016.

Note 5 – Notes Payable

The Company had the following notes payable at February 29, 2016, and May 31, 2015.

Notes payable	February 29, 2016	May 31, 2015

Note payable to WB Partners	$60,532	$-
Note payable to Tarpon Bay partners	50,000	-
Note payable to SouthCorp Capital	200,000	-
	$310,532	$-

	February 29, 2016	May 31, 2015
Current	$110,532	$-
Long term	200,000	-
Total	$310,532	$-

Note payable to WB Partners

During the period ended February 29, 2016, the amount the Company borrowed and repaid to WB Partners (Joseph Wade) is nil. The total amount owed was $60,532 as at February 29, 2016. The loan is at 0% interest and is to be repaid by December 31, 2015 and is currently in default. .

Note payable to Tarpon Bay partners
On October 8, 2015, the Company issued a Promissory Note (the “Note”) to Tarpon Bay Partners LLC, for $50,000, due April 30, 2016. The Note carries an annual interest rate of 10%. As of February 29, 2016, the Company owes $52,118, of which $2,118 is accrued interest.  The Company recorded $50,000 to additional paid in capital, as the Note is to secure equity financing.  The note is currently in maturity default.

Note payable to SouthCorp Capital

On October 20, 2015, the Company issued a Promissory Note to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for  purchase of  equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. As of February 29, 2016, the Company owes $207,009, of which $6,114 is accrued interest.  The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $4,025 of interest expense for the nine months ended February 29, 2016.

Note 6 – Convertible Debt

On March 27, 2015, the Company received financing in the amount of $110,000 from Vista Capital Investments, LLC, sold to BOU Trust on September 29, 2015. The Company expected to pay off the amount within 90 days from its receipt bearing 10% interest, mature in two years, at any time on or after the issuance date, the holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The Company could repay the note within 90 days with no prepayment penalty and within 180 days with a prepayment penalty equal to 10% of the balance. Conversion price was 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date. On September 29, 2015, the Company entered into the agreement of exchange notes with Vista and BOU trust. BOU trust purchased $121,000 of principal amount and accrued interest and the reminder of note of $12,222 was exchanged for warrant for Vista. As a result of this agreement, the conversion price was amended to 60% of the lowest traded price for 20 trading days prior to conversion. On October 20, 2015, the Company entered into the agreement of exchange notes with BOU trust and RDW Capital, LLC. RDW Capital, LLC purchased $35,600 of a portion of $121,000 convertible note. During the nine months ended February 29, 2016, the notes of $121,000 were converted into 21,061,957 shares of common stock. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $100,205 of interest expense for the nine months ended February 29, 2016.

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $6,686 of interest expense for the nine months ended February 29, 2016. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $80,933 of interest expense for the nine months ended February 29, 2016.  During the nine months ended February 29, 2016, the notes of $34,081 were converted into 24,300,000 shares of common stock.

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $3,403 of interest expense for nine months ended February 29, 2016. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $39,590 of interest expense for the nine months ended February 29, 2016. During the nine months ended February 29, 2016, the notes of $4,587 were converted into 6,370,890 shares of common stock.

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $5,607 of interest expense for the nine months ended February 29, 2016. The $68,250 bears 10% interest and matures on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $58,875 of interest expense for the nine months ended February 29, 2016.

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the nine months ended February 29, 2016, the notes of $10,000 were repaid.  Upon the later of the Maturity Date or that date which is six months following the date hereof, this Note shall be convertible into shares of the Company’s common stock.

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,700 of interest expense for the nine months end February 29, 2016. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $23,370 of interest expense for the nine months ended February 29, 2016.

Notes in Default

Subsequent to February 29, 2016, certain convertible notes held by the company are in default.  The terms of default for each note are as follows:

•	TypenexCo-Investment, LLC: as of April 4, 2016, the TypanexCo-Investment, LLC convertible note was in filing default, and maturing default. As a result, additional penalties of approximately $20,000 have been incurred on the outstanding balance. The principal and interest outstanding are immediately payable.

•	EMA Financial, LLC: the convertible note is currently in filing default. The penalty on the convertible note is 150% of the principal amount outstanding which is approximately $30,000. The principal and interest outstanding are immediately payable.

•
BOU Trust: as of March 25, 2016, the note is in filing default, and maturity default.  As a result, penalties of $1,000 per day are being accrued on the outstanding balance.  Approximately $60,000 in late fees have been accrued through May 25, 2016.  The principal and interest outstanding are immediately payable.

•	Lucosky Brookman, LLC: As of March 20, 2016, the Lucosky Brookman, LLC convertible note was in maturity default. Upon default of the note, the holder may declare all of the note, including any interest, immediately due. In addition, upon default of the note, interest on the principal is accrued at 18% per annum. The Company has pledged certain assets as part of the agreement.

•	Fourth Man, LLC: as of May, 2016, the note is currently in filing default. As a result, additional penalties of approximately $58,000 have been incurred on the outstanding principal and interest balances. The principal and interest outstanding are immediately payable.

Note 7 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at February 29, 2016:

	Vista Capital	Typenex Co	EMA Financial	BOU Trust	Fourth Man, LLC	Warrant	Total
Balance - May 31, 2015	$221,040	$-	$-	$-	$-	$-	$221,040
Addition of new derivative as debt discount	-	80,000	60,000	65,000	50,000	-	255,000
Addition of new derivative due to warrant	-	-	-	-	-	29,000	29,000
Day one loss due to derivative	-	27,431	16,685	59,514	1,593	-	105,223
(Gain) loss on change in fair value of the derivative	27,729	80,416	67,326	12,523	80,462	85,095	353,551
Settled upon conversion of debt and warrants	(248,769)	(67,750)	(15,284)	-	-	(82,516)	(414,319)
Balance - February 29, 2016	-	120,097	128,727	137,037	132,055	31,579	549,495

The following table summarizes the loss on derivative liability included in the income statements for the periods ended February 29, 2016, and February 28, 2015, respectively.
	Nine Months Ended
	February 29, 2016	February 28, 2015
Day one loss due to derivatives on convertible debt
Typenex Co	$27,431	$-
EMA Financial	16,685	-
BOU Trust	59,514	-
Fourth Man, LLC	1,593	-
(Gain) loss on change in fair value of the derivative
Vista Capital	27,729	-
Typenex Co	80,416	-
EMA Financial	67,326	-
BOU Trust	12,523	-
Fourth Man, LLC	80,462	-
Warrants	85,095
Net loss on derivative liability	$458,774	$-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015
Expected term	0.07 - 5 years	-
Expected average volatility	94.21% - 1,097.67%	-
Expected dividend yield	-	-
Risk-free interest rate	0.06%-1.65%	-

Note 8 – Subsequent Events

Between March 2 and April 16, 2016, a total of $38,001 convertible debt was converted, resulting in the issuance of 54,053,581 common shares.

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

Business Of The Registrant

Nate’s Food Co., Inc. was incorporated under the laws of the State of Colorado on January 12, 2000. On May 19, 2014, the Company completed a reverse merger between with Nate’s Pancakes, Inc., an Indiana Company. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2016 compared to Three Months Ended February 28, 2015:

	Three Months Ended	Three Months Ended
	February 29, 2016	February 28, 2015	Change	%

Sales from a related party	$-	$750	(750)	(100%)
Gross profit	-	750	(750)	(100%)

Selling, general and administrative	188,931	360,325	(171,394)	(48%)
Food development/research	-	23,693	(23,693)	(100%)
Total operating expenses	188,931	384,018	(195,087)	(51%)

Loss on derivative	359,753	-	359,753	-
Interest Expenses	159,901	-	159,901	-
Loss on settlement of debt	-	-
Net Loss	$(708,585)	$(383,268)	(325,317)	85%

Revenue

The Company generated $0 in revenue from a related party for the three months ended February 29, 2016 as compared to revenue of $750, or 100%, for the three months ending February 28, 2015.

Operating Expenses

During the period ended February 29, 2016, we incurred general and administrative expenses of $188,931 compared to $360,325 incurred during the period ended February 28, 2015. The decrease was primarily the result of decreased stock-based compensation of $200,000 during the period ended February 29, 2016 as compared to stock-based compensation of $295,000 for the share issuances to third party consultants for their service during the period ended February 28, 2015.

During the period ended February 28, 2015, most of the original food development costs went into developing the recipe and industrial process of manufacturing product. After the process and recipe had been settled, the costs attributable to development have significantly declined for the period ended February 29, 2016. New flavors are still being investigated and processes refined but without the significant costs specifically required since the focus has been on getting the existing product into production and distribution.

Nine Months Ended February 29, 2016 Compared to Nine Months Ended February 28, 2015:

	Nine Months Ended	Nine Months Ended
	February 29, 2016	February 28, 2015	Change	%

Sales from a related party	$29,250	$1,496	27,754	1855%
Gross profit	11,650	1,496	10,154	679%

Selling, general and administrative	328,538	949,344	(620,806)	(65%)
Food development/research	1,850	105,232	(103,382)	(98%)
Total operating expenses	330,388	1,054,576	(724,188)	(69%)

Loss on derivative	458,774	-	458,774	-
Interest Expenses	368,937	-	368,937	-
Loss on settlement of debt	16,778	-
Net Loss	$(1,163,227)	$(1,053,080)	(110,147)	10%

Revenue

The Company generated $29,250 in revenue from a related party, with a gross profit of $11,650, or 40%, for the nine months ended February 29, 2016 as compared to revenue of $1,496, or 100%, for the nine months ending February 28, 2015.

Operating Expenses

During the period ended February 29, 2016, we incurred general and administrative expenses of $328,538 compared to $949,344 incurred during the period ended February 28, 2015. The decrease was primarily the result of decreased stock-based compensation of $765,138 during the period ended February 29, 2016 as compared to stock-based compensation of $920,000 for the share issuances to third party consultants for their service during the period ended February 28, 2015.

During the period ended February 28, 2015, most of the original food development costs went into developing the recipe and industrial process of manufacturing product. After the process and recipe had been settled, the costs attributable to development have significantly declined for the period ended February 29, 2016. During the period ended February 29, 2016, operating expenses were primarily due costs to professionals for reporting as a public company and stock based compensation for consulting services. New flavors are still being investigated and processes refined but without the significant costs specifically required since the focus has been on getting the existing product into production and distribution.

Liquidity and Capital Resources

Balance Sheet Date	February 29, 2016	May 31, 2015	Change	%
Cash	$2,723	$109	$2,614	2398%
Total Assets	$443,286	$85,113	$358,173	421%
Total Liabilities	$1,258,227	$415,676	$842,551	203%
Stockholders' Deficit	$(814,941)	$(330,563)	$(484,378)	147%

	February 29, 2016	May 31, 2015	Change	%

Current Assets	$48,091	$109	$47,982	44020%
Current Liabilities	$1,058,227	$405,881	$652,346	161%
Working Capital Deficiency	$(1,010,136)	$(405,772)	$700,328	173%

As of February 29, 2016 the Company had $2,723 in cash, $20,000 in prepaid expense, $25,368 in deferred financing cost and $395,195 in equipment and a total of $443,286 in assets. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, we will require additional funding and no assurance may be given that we will be able to raise additional funds.

As of February 29, 2016, our total current liabilities were $1,058,227 which primarily consisted of $549,495 in  derivative liability, $110,532 in a notes payable, $184,100 in  current portion of convertible notes and $95,476 due form a shareholder, as compared to May 31, 2015, with total current liabilities of $405,881, which primarily consisted of $221,040 in  derivative liability and $141,508 due to a shareholder.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 29, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended February 29, 2016, that was not previously disclosed in our filings during that period.

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

NATE’S FOOD CO.

Date: June 28, 2016	By:	/s/ Nate Steck
Nate Steck
Director and Chief Executive Officer

Date: June 28, 2016	By:	/s/ Marc Kassoff
Marc Kassoff
Director and Chief Financial Officer