Form 10-K
period 2016-05-31
Nate's Food Co.
filed 2016-10-06
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_____________

Commission file number 000-52831

NATE’S FOOD CO.
(Exact name of registrant as specified in its charter)

Colorado	46-3403755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15151 Springdale Street, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(949) 381-1834

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2015 was $561,748 based on a $0.0059 closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 278,266,510 common shares as of September 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Nate’s Food Co., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Colorado on January 12, 2000 under the name Capital Resources Alliance, Inc.  At inception, we were a development stage company in the business of mining and exploration.  On May 19, 2014 our company completed a reverse merger with Nate’s Pancakes, Inc., an Indiana company, with Nate’s Pancakes being the surviving entity.  In May 2014, we changed our name from Capital Resource Alliance, Inc. to Nate’s Food Co.

In connection with the reverse merger, we became a food manufacturing and product company, and in May 2014, we executed a licensing agreement with Nate’s Pancakes to market and sell “Nate’s Homemade”, exclusively throughout the world.

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

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of section404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). Our company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our Current Business

We are a food manufacturing and product company that manufactures, distributes and sells ready-to-use, pre-mixed pancake and waffle batter.  We hold a 20 year worldwide exclusive license agreement for Nate’s Homemade.

On August 23, 2016, we entered in to an arrangement with one of California's largest aerosol producers to begin pilot production runs of Nate's Homemade Pancake and Waffle Batter in order to start supplying Southern California grocery stores. This will enable our company to expand our current online sales activity to include distribution to regional grocery chains without impacting our ongoing development activities with ABCO Laboratories Inc. in Northern California.

License Agreement

Term

The license agreement is for a term of twenty (20) years. Our company has the right to renew the license agreement for successive ten (10) year period by paying $1,000,000 for each new term.

Payments/Royalty

Our company shall pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license requires that we pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement (June 1, 2015) which is against the 3% royalty. The fee began accruing on June 1, 2015.  As at May 31, 2016, accrued fees are $34,000 and is included in accounts payable and accrued liabilities in the accompanying financial statements.

Product Ordering

Our company is able to purchase raw materials directly from 3rd party suppliers and manufacture the product for sales. Our company may also develop and create additional flavors such as chocolate, blueberry, or strawberry.

Buy-Out

Our company also has the option, at our election, to purchase the intellectual property associated to the license agreement. The buy-out amount is equal to revenue for the 12 months immediately prior to the buy-out.

Our Product

Through Nate’s Homemade we sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can.  Our current product is an original flavor of pancake and waffle batter.  We are currently in the process of developing additional flavors and products with the goal to have 10 products in development in 2017.  Currently, we have developed three flavors for our pancake and waffle mix.  We plan to continue to expand into other baked goods and other non-breakfast areas.

Our Customers

We sell our products across the United States to a variety of customers through our online store.

We have delivered samples and will continue to deliver samples of our products to retail chains such as Wal-Mart, Target, Sam’s Club, Costco, Kroger, BJ’s and Albertson’s and in retail stores and evaluate their interest of our product.

Sales and Marketing

To date, our sales have primarily been through our online store at www.nateshomemade.com.   We continue presenting the product and providing samples to distributors and retailers.  We have prepared several advertisements for placement in various grocery industry related journals and magazines, but we have not begun placement yet.  We anticipate an increase in marketing activity in the 4th quarter, 2016.

Manufacturing and Distribution

Raw materials used in our products include cans, valves, caps, flour and other commodities. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain the ingredients and packaging we need for production. Although the prices of our principal raw materials may fluctuate based on adverse weather, the economy, and other conditions, we believe such raw materials to be generally available from numerous sources.

We currently utilize one production facility in the United States which manufactures and distributes our products.

Seasonality

Sales of our products are generally evenly distributed throughout the year.

Competition

We operate in a highly competitive environment. We have numerous competitors of varying sizes, including manufacturers of private label products, as well as manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies. We also compete with natural and organic consumer packaged foods companies.  At present, there are no other companies manufacturing or distributing aerosol delivered pancake and waffle batters.

Competitive factors in our industry include product innovation, product quality, price, brand recognition and loyalty, product variety and ingredients, product packaging and package design, effectiveness of marketing and promotional activity, and our ability to identify and satisfy consumer tastes and preferences.

Compliance with Government Regulation

Food-Related Regulations

As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food in the United States. The FDA:

•	regulates holding, distribution and manufacturing practices for food ingredients and foods through its current good manufacturing practices regulations and periodically inspects manufacturing facilities to audit compliance;

•	specifies the standards of identity for certain foods, including many of the products we sell; and

•	prescribes the format and content of certain information required to appear on food product labels.

In March 2014, the FDA issued a proposed rule that would make significant changes to the information appearing in, and the format of, the nutrition facts appearing on food labels. In July 2015, the FDA issued a supplemental proposed rule to establish a reference value for added sugars and to require a declaration of the percent daily value of added sugars on the food label. The proposed rule would also revise the footnote in the nutrition label regarding the percent daily value. It is not clear whether FDA will issue final regulation or, if it does, how much time FDA will give food manufactures to bring their labels into compliance.

In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The FDA also is implementing the Food Safety Modernization Act of 2011 ("FSMA") which, among other things, mandates that the FDA adopt preventive controls to be implemented by farms, warehouses, food facilities and transporters in order to minimize or prevent hazards to food safety.

In September 2015, FDA released final rules implementing the Produce Safety and Current Good Manufacturing Practices, Hazard Analysis and Risk Based Preventive Controls (HARPC) requirements for human food and animal food, which was a major milestone in the implementation of FSMA. The final rules revise the FDA’s food safety regulations by: (1) codifying good agricultural practices and water fertilizer action limits, (2) updating and revising certain requirements in the existing current good manufacturing practices regulations (current 21 CFR Part 110), (3) requiring the establishment and implementation of a food safety system that includes an analysis of hazards and risk-based preventive controls and sets requirements for a written food safety plan, and (4) adding new requirements for a risk-based end-to-end supply chain program. Compliance is required by September 19, 2016, with respect to the new good manufacturing practices and HARPC regulations, and by January 2017, with respect to the new produce safety rules.

We are subject to numerous other federal, state, and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities, and regulation of our trade practices in connection with the sale of our products. In response to food-borne illness events, FDA scrutiny of the food and beverage industry has increased over the past few years, which has required food and beverage companies to dedicate additional resources to the areas regulated by the FDA.

Labeling Regulations

We are subject to various labeling requirements with respect to our products at the federal, state, and local levels. At the federal level, the FDA has authority to review product labeling, and the Federal Trade Commission may review labeling and advertising materials, including online and television advertisements to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. In addition, the European Union has issued and enforces rules governing foodstuff labeling, nutrition, and health claims. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Research and Development

We have incurred $107,082 in research and development expenditures over the last two fiscal years.

Intellectual Property

We currently have the exclusive license to all intellectual property held by IPC, Inc., the Patent filed by Nate Steck for delivery of pancake and waffle batter contained in an aerosol can, as well as the our domain names and websites, www.natesfoodco.com and www.nateshomemade.com.

Employees

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full time employees.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to our company and our business, including those risk factors contained in our most recent Registration Statements on Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. Our company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our corporate head office is located at 15151 Springdale Street, Huntington Beach, California 92649.  This location is currently provided to us at no cost.  We believe that this space is sufficient to meet our present needs.  Our product development, food science division and production facilities are located at ABCO Laboratories, Inc., located at 2450 South Watney Way, Fairfield, California, 94533.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company.  To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol “NHMD.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
May 31, 2016	$0.014	$0.0012
February 29, 2016	$0.0112	$0.0017
November 30, 2015	$0.039	$0.006
August 31, 2015	$0.085	$0.0177
May 31, 2015	$0.098	$0.0494
February 28, 2015	$0.016	$0.045
November 30, 2014	$0.1235	$0.095
August 31, 2014	$0.0678	$0.0161
May 31, 2014	$0.0795	$0.0007

Our shares are issued in registered form.  ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL  33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

On September 30, 2016, the shareholders’ list showed 26 registered shareholders with 278,266,510 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

During our year ended May 31, 2016, we did not have any equity compensation plans.

Convertible Securities

During the year ended May 31, 2016, our company granted 32,000 shares of Series C Preferred Stock to consultants for services. The shares were valued at $59,862. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred share.

On September 21, 2015, as a stock dividend to the common shareholders, our company issued (1) share of newly created Series E Preferred Stock for every ten (10) shares of common stock outstanding. Our company issued 7,725,000 shares of Series E Preferred Stock for a value of $773. Beginning October 1, 2016, each share of Series E Preferred Stock is convertible into ten (10) shares of common stock.  From October 1, 2016 to October 1, 2018, holders of Series E Preferred Stock may at any time convert to shares of common stock, thereafter, our company may elect to convert any outstanding stock at any time without notice to the shareholders.

On September 29, 2015, our company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 31,929,349 shares of common stock at $0.0009 per share. On June 28, 2016, we issued a promissory note in the amount of $57,000 to MSM Investments, a company related to Marc Kassoff, a director and officer of our company.  The note is payable on June 28, 2017, with interest at a rate of 10% per annum.  Early payment may be made before June 28, 2017 subject to an additional fee of 10% of the outstanding principal due, in addition to all interest accrued and the balance remaining to be paid.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

Cash Requirements

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative Expenses	980,000
Research and Development	110,000
Total	1,090,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations - Years Ended May 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2016 and 2015, which are included herein.

Our operating results for the years ended May 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	2016	2015	Change	%

Sales from a related party	$29,250	$3,996	25,254	632%
Gross profit	13,559	3,996	9,563	239%

Selling, general and administrative	339,273	978,059	(638,786)	(65%)
Food development/research	1,850	105,232	(103,382)	(98%)
Total operating expenses	341,123	1,083,291	(742,168)	(69%)

Loss on derivative	2,022,262	111,040	1,911,222	1721%
Interest Expenses	543,842	20,878	522,964	2505%
Loss on settlement of debt	16,778	-	16,778	-
Net Loss	$(2,910,446)	$(1,211,213)	(1,699,233)	140%

Our financial statements report a net loss of $2,910,446 for the year ended May 31, 2016 compared to a net loss of $1,211,213 for the year ended May 31, 2015. Our losses have increased by $1,699,233, primarily as a result of an increase in loss on derivative and interest expenses from convertible notes.

Our operating expenses for the year ended May 31, 2016 were $341,123 compared to $1,083,291 as of May 31, 2015. The decrease in operating expenses was primarily as a result of a decrease in selling, general and administrative, from a reduction in stock based compensation by $701,888 during the 2016 fiscal year.

Liquidity and Financial Condition

Working Capital

	May 31, 2016	May 31, 2015	Change

Current Assets	$18,021	$109	$17,912
Current Liabilities	$2,633,155	$405,881	$2,227,274
Working Capital Deficiency	$(2,615,134)	$(405,772)	$(2,209,362)

Cash Flows

	Year Ended May 31,
	2016	2015	Change

Cash Flows Used in Operating Activities	$(121,605)	$(72,318)	$(49,287)
Cash Flows Used in Investing Activities	(132,479)	(85,004)	$(47,475)
Cash Flows Provided by Financing Activities	254,500	157,281	$97,219
Net Change in Cash During Period	$416	$(41)	$457

Our total current liabilities as of May 31, 2016 were $2,633,155 as compared to total current liabilities of $405,881 as of May 31, 2015. The increase was primarily due to an increase in convertible notes and derivative liability.

Operating Activities

Net cash used in operating activities was $121,605 for the year ended May 31, 2016 compared with net cash used in operating activities of $72,318 in the same period in 2015.

Investing Activities

Net cash used in investing activities was $132,479 for the year ended May 31, 2016 compared to net cash used in investing activities of $85,004 in the same period in 2015, due to increased expenditures on fixed assets during 2016.

Financing Activities

Net cash from financing activities was $254,500 for the year ended May 31, 2016 compared to $157,281 provided from financing activities in the same period in 2015, primarily due to increased proceeds from convertible notes payable during 2016.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about our company’s ability to continue as a going concern.

The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if our company is unable to continue as a going concern.

In the coming year, our company’s foreseeable cash requirements will relate to continual development of the operations of our business, maintaining our good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. Our company may experience a cash shortfall and be required to raise additional capital.

Historically, we have mostly relied upon internally generated funds such as shareholder loans and advances to finance our operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of our company’s stock or through loans from private investors, although there can be no assurance that we will be able to obtain such financing.  Our company’s failure to do so could have a material and adverse effect upon us and our shareholders.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets such as property and equipment are stated at their fair value acquisition cost and reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. Amortization of long-lived assets are calculated by the straight line method over their estimated useful lives. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, our company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

As of May 31, 2016, equipment of $395,195 reflects acquisition costs. During the year ended May 31, 2016, depreciation is not being calculated as equipment is currently not in use.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NATE’S FOOD CO.

FORM 10-K

May 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Nate’s Food Co.

Huntington Beach, California

We have audited the accompanying balance sheets of Nate’s Food Co. (“the Company”), as of May 31, 2016 and 2015, and the related statements of operations, changes in stockholder’s deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

October 5, 2016

Nate’s Food Co.

Balance Sheets

	May 31,	May 31,
	2016	2015
ASSETS
Current assets:
Cash	$525	$109
Deferred financing cost, net of $29,292 accumulated amortization	17,496	-
Total current assets	18,021	109

Non-current assets:
Equipment, net	395,195	85,004
Total non-current assets	395,195	85,004
TOTAL ASSETS	$413,216	$85,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$53,098	$3,000
Accrued expense	120,714	11,083
Notes payable	50,000	-
Notes payable - related parties	175,508	141,508
Deferred revenue - related party	-	29,250
Convertible notes, net of $20,259 and $0 debt discount as of May 31, 2016 and 2015, respectively	194,656	-
Derivative liability	2,039,179	221,040
Total current liabilities	2,633,155	405,881

Non-current liabilities:
Notes payable - long term	200,000	-
Convertible notes, net of $0 and $100,205 debt discount as of May 31, 2016 and 2015, respectively	-	9,795
Total non-current liabilities	200,000	9,795
Total liabilities	2,833,155	415,676

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,103 and 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 141,970 and 149,365 issued and outstanding, respectively	14	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 and 26,394 issued and outstanding, respectively	58,774	26,394
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,225,000 and 0 issued and outstanding, respectively	1,022	-
Common Stock, Par Value $0.0001, 500,000,000 shares authorized, 251,908,891 and 77,200,000 issued and outstanding, respectively	25,191	7,720
Additional paid in capital	1,620,817	849,827
Accumulated deficit	(4,125,951)	(1,214,713)
Total stockholders’ deficit	(2,419,939)	(330,563)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$413,216	$85,113

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Operations

	Year Ended May 31,
	2016	2015

Sales from a related party	$29,250	$3,996
Cost of Goods Sold	15,691	-
Gross Profit	13,559	3,996

Operating Expenses
Selling, general and administrative	$339,273	$978,059
Food development/research	1,850	105,232
Total operating expenses	341,123	1,083,291

Operating Loss	(327,564)	(1,079,295)

Other (Income) Expense
Loss on derivative	2,022,262	111,040
Interest Expenses	543,842	20,878
Loss on settlement of debt	16,778	-
Total other expenses	2,582,882	131,918

Net Loss	$(2,910,446)	$(1,211,213)

Deemed dividend on Series B convertible preferred stock	(792)	-
Deemed dividend on Series C convertible preferred stock	-	(27,000)
Net loss attributable to common stockholders	$(2,911,238)	$(1,238,213)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	130,632,676	70,292,055

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Changes in Stockholders' Deficit

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit
Balances May 31, 2014	1,940,103	$194	149,365	$15	-	$-	-	$-	61,800,000	$6,180	$(6,239)	$(3,500)	$(3,350)
Stock based compensation	-	-	-	-	-	-	-	-	15,400,000	1,540	855,460	-	857,000
Preferred C share for cash	-	-	-	-	26,394	26,394	-	-	-	-	606	-	27,000
Beneficial Conversion feature on series C preferred stock	-	-	-	-	-	-	-	-	-	-	27,000	-	27,000
Deem dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	(27,000)	-	(27,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,211,213)	(1,211,213)
Balances May 31, 2015	1,940,103	194	149,365	15	26,394	26,394	-	-	77,200,000	7,720	849,827	(1,214,713)	(330,563)
Stock based compensation	-	-	-	-	32,000	32,000	2,500,000	250	24,500,000	2,450	120,412	-	155,112
Issued Series E Preferred stock as a dividend to Common shareholders	-	-	-	-	-	-	7,725,000	772	-	-	(772)	-	-
Beneficial Conversion feature on series B preferred stock	-	-	(8,000)	(1)	-	-	-	-	8,000,000	800	(7)	(792)	-
Conversion of Convertible note	-	-	-	-	-	-	-	-	128,758,891	12,876	194,958	-	207,834
Common stock issued in exchange for warrants	-	-	-	-	-	-	-	-	13,400,000	1,340	(1,340)	-	-
Issued note payable for equity purchase agreement	-	-	-	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Reclassification of derivative liability to APIC	-	-	-	-	-	-	-	-	-	-	508,124	-	508,124
Adjustment to Series B and C Preferred Stock and common stock	-	-	605	-	380	380	-	-	50,000	5	(385)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,910,446)	(2,910,446)
Balances May 31, 2016	1,940,103	$194	141,970	$14	58,774	$58,774	10,225,000	$1,022	251,908,891	$25,191	$1,620,817	$(4,125,951)	$(2,419,939)

The accompanying notes are an integral part of these financial statements.

 Nate’s Food Co.

Statements of Cash Flow

	Year Ended May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,910,446)	$(1,211,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on convertible note exchanged for warrants	12,222	-
Loss on settlement of debt	16,778	-
Amortization of debt discount	381,696	9,795
Loss on derivative liability	2,022,262	111,040
Stock issued for compensation	155,112	857,000
Amortization of deferred financing cost	29,292	-
Changes in assets and liabilities:
Prepaid expenses	30,000	-
Accounts payable and accrued liabilities	50,098	120,727
Accrued expenses	120,631	11,083
Deferred revenue – related party	(29,250)	29,250
Net cash used in operating activities	(121,605)	(72,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(132,479)	(85,004)
Net cash used in investing activities	(132,479)	(85,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(24,500)	-
Proceeds from Series C Preferred Stock	-	27,000
Proceeds from convertible notes	255,000	110,000
Payment of convertible note	(10,000)	-
Proceeds from loan from related party	34,000	20,281
Net cash provided by financing activities	254,500	157,281

Net cash increase (decrease) for the period	416	(41)
Cash at beginning of period	109	150
Cash at End of Period	$525	$109

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and taxes paid in cash	$12,140	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$275,000	$110,000
Original Issue Discount on convertible notes	$26,750	$-
Derivative due to warrants issued to settle interest	$29,000	$-
Convertible note exchanged for accrued interest	$11,000	$-
Issued Series E Preferred stock as a dividend to Common shareholders	$772	$-
Deemed dividend beneficial conversion feature on convertible Series C Preferred stock	$-	$27,000
Accounts payable paid on behalf of the Company through note payable	$-	$117,727
Conversion of Series B Preferred stock into common stock	$800	$-
Conversion of convertible notes into common stock	$207,834	$-
Conversion of warrants into common stock	$1,340	$-
Settlement of derivative liability to additional paid in capital	$508,124	$-
Issued convertible note for legal service	$30,000	$-
Issued note payable for equity purchase agreement	$50,000	$-
Issued note payable for purchase of equipment	$200,000	$-
Adjustment to Series C Preferred Stock	$380	$-
Adjustment to common stock	$5	$-

The accompanying notes are an integral part of these financial statements.

NATE’S FOOD CO.

NOTES TO THE FINANCIAL STATEMENTS

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

We sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can.  Our current product is an original flavor of pancake and waffle batter.  We are currently in the process of developing additional flavors and products with the goal to have 10 products in development in 2017.  Currently, we have developed three flavors for our pancake and waffle mix.  We plan to continue to expand into other baked goods and other non-breakfast areas.

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

Revenue Recognition

It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products. As of May 31, 2016 and 2015, the Company has generated $29,250 and $3,996 in revenue. Consideration received prior to our delivery of the product is deferred until delivery. We had $0 and $29,250 in deferred revenue for a deposit from a related party as of May 31, 2016 and 2015, respectively. See footnote 3 for details.

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

Research and Development

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $1,850 and $105,232 in fiscal 2016 and 2015, respectively.

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

As of May 31, 2016, equipment of $395,195 reflects acquisition costs. During the year ended May 31, 2016, depreciation is not being calculated as equipment is currently not in use.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2016, and 2015, measured at fair value on a recurring basis:

May 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	2,039,179	2,039,179

May 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	221,040	221,040

Basic Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 4,062,633 and 0 warrants and a convertible note for $2,039,179 and $230,835 secured by 165,558,975 and 2,825,222 shares of common stock issued by the Company during the year ended May 31, 2106 and 2015, respectively.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Recent Accounting Pronouncements Issued But Not Adopted as of May 31, 2016

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a material impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. We are still evaluating the effect of the adoption of ASU 2015-03.

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

Note 3 – Related Party Transactions

The Company sold products to 1PM Industries, whose CEO and major shareholder during the year ended 2015, was Joseph Wade a shareholder of Nate’s Food Co., and received $30,000 prior to shipment and delivery of the goods and as of May 31, 2015 had delivered goods of $750. 1PM Industries is developing various gourmet food products such as the development of compound butter and pancake and waffle syrup. The Company delivered partial shipment on February 28, 2015 to allow 1PM to begin testing different shipping methods related to the product. During the year ended May 31, 2016, the Company delivered the rest of goods and recognized revenue of $29,250.

Notes Payable – Related Parties

	May 31, 2016	May 31, 2015

Note payable to WB Partners (a company controlled by Joseph Wade)	$60,532	$60,532
Note payable to corporate officer	114,976	80,976
Total notes payable	175,508	141,508
Less: current portion of notes payable	175,508	141,508
Notes payable long-term	$-	$-

During the year ended May 31, 2016, the Company borrowed $34,000 from our officer for working capital. As at May 31, 2016, the total amount owed to this officer was $114,976. Of this amount, $71,902 of the loan is at 10% interest, and $43,074 of the loan is at 0% interest. During the fiscal year 2015, the Company borrowed $80,976 from our officer, related to the food development and research and working capital. Of this amount, $67,195 was paid directly to vendors for expenses related to the food research. The total amount owed is $80,976 as of May 31, 2015. $71,902 of the loan is at 10% interest, and $9,074 of the loan is at 0% interest. Both of the loans are to be repaid by December 31, 2016.

During the year ended May 31, 2016, the amount the Company borrowed and repaid $0 to WB Partners. The total amount owing was $60,532 as at May 31, 2016. The loan is at 0% interest and is to be repaid by December 31, 2015 and is currently in default.

Note 4 – Equity Transaction

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of owned.

As of May 31, 2016 and 2015, 1,940,103 shares of series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.

During the year ended May 31, 2016, 8,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 8,000,000 shares of common stock, for a value of $800, of which $792 was recorded as a deemed dividend.

During the year ended May 31, 2016, the Company adjusted 605 shares of Series B Preferred Stock, to correct for issued and outstanding.

As of May 31, 2016 and 2015, 141,970 and 149,365 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Preferred Stock at a par value of $1. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

During the year ended May 31, 2016, the Company adjusted 380 shares of Series C Preferred Stock, to correct for issued and outstanding.

During the year ended May 31, 2016, the Company granted 32,000 shares of Series C Preferred Stock to consultants for services. The shares were valued at $59,862.

During the year ended May 31, 2015, the Company issued 26,394 shares of its Series C Preferred Stock in exchange for $27,000 in cash that was used for food development and research and working capital. The intrinsic value of the beneficial conversion feature was determined to be $27,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

As of May 31, 2016 and 2015, 58,774 and 26,394 shares of Series C Preferred Stock were issued and outstanding, respectively.

Series E Preferred Stock

The Company is authorized to issue 15,000,000 shares of series E Preferred Stock at a par value of $0.0001. Beginning October 1, 2016, each share of Series E Preferred Stock is convertible into ten (10) shares of common stock. From October 1, 2016 to October 1, 2018, holders of Series E Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

On September 21, 2015, as a stock dividend to the common shareholders, the Company issued (1) share of newly created Series E Preferred Stock for every ten (10) shares of common stock outstanding. The Company issued 7,725,000 shares of Series E Preferred Stock for a value of $772.

On April 25, 2016, the Company issued 2,500,000 shares of Series E Preferred Stock with fair value of $250 for services.

As of May 31, 2016 and 2015, 10,225,000 and 0 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.0001.

During the year ended May 31, 2016, the Company issued common shares, as follows:

•	128,758,891 shares of common stock were issued for the conversion of debt and accrued interest of $207,834.

•	8,000,000 shares of common stock were issued for the conversion of Series B Preferred Stock for a value of $800, of which $792 was recorded as a deemed dividend.

•	24,500,000 shares of common stock were issued to a related party for consulting services with a value of $95,000, of which 28,000,000 shares were issued for consulting services and 3,500,000 of these shares were cancelled.

•	13,400,000 common shares were issued in exchange for 20,644,258 warrants on a cashless basis.

•	During the year ended May 31, 2016, the Company adjusted 50,000 shares of common stock to correct for issued and outstanding.

During the year ended May 31, 2015, the Company issued 15,400,000 shares of Common Stock and booked an expense related to this stock issuance of $857,000 that represented the fair value of the stock issued. The stock was issued to WB Partners for consulting services rendered to the Company.

As of May 31, 2016 and 2015, 251,908,891 and 77,200,000 shares of common stock were issued and outstanding, respectively.

Warrant

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 24,706,891 shares of common stock at $0.0025 per share.

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
4,062,633	4.33 years	$0.0025	4,062,633	$0.0025

The following table summarizes warrant activity for the year ended May 31, 2016:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2015	-	-
Granted	24,706,891	$0.0128	5 years
Forfeited	-	-
Exercised	20,644,258	$0.00193	4.66 years
Outstanding, May 31, 2016	4,062,633	$0.0025	4.33 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at May 31, 2016, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of May 31, 2016, the aggregate intrinsic value of options outstanding was approximately $42,000 based on the closing market price of $0.0128 on May 31, 2016.

Note 5 – Notes Payable

The Company had the following notes payable at May 31, 2016, and 2015.

	May 31, 2016	May 31, 2015

Note payable to Tarpon Bay partners	$50,000	$-
Note payable to SouthCorp Capital	200,000	-
Total notes payable	250,000	-
Less: current portion of notes payable	50,000	-
Long-term notes payable	$200,000	$-

Note payable to Tarpon Bay partners

On October 8, 2015, the Company issued a Promissory Note (the “Note”) to Tarpon Bay Partners LLC, for $50,000, due April 30, 2016. The Note carries an annual interest rate of 10%. As of May 31, 2016, the Company owes $53,517, of which $3,517 is accrued interest. The Company recorded $50,000 to additional paid in capital, as the Note is to secure equity financing. The note is currently in maturity default.

Note payable to SouthCorp Capital

On October 20, 2015, the Company issued a Promissory Note to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for purchase of equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. As of May 31, 2016, the Company owes $210,486, of which $10,486 is accrued interest. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $6,830 of interest expense for the year ended May 31, 2016.

Note 6 – Convertible Notes

The Company had the following convertible notes payable outstanding as of May 31, 2016 and 2015:

	May 31, 2016	May 31, 2015
Vista Capital	$-	$110,000
Typenex Co	39,688	-
EMA Financial	39,967	-
BOU Trust	60,260	-
Fourth Man, LLC	55,000	-
Lucosky Brookman	20,000	-
	214,915	110,000
Less: debt discount	(20,259)	(100,205)
	194,656	9,795
Less: current portion of convertible notes payable	194,656	-
Long-term convertible notes payable	$-	$9,795

Vista Capital

On March 27, 2015, the Company received financing in the amount of $110,000 from Vista Capital Investments, LLC, sold to BOU Trust on September 29, 2015. The Company expected to pay off the amount within 90 days from its receipt bearing 10% interest, mature in two years, at any time on or after the issuance date, the holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The Company could repay the note within 90 days with no prepayment penalty and within 180 days with a prepayment penalty equal to 10% of the balance. Conversion price was 65% of the lowest trade occurring during the 20 consecutive trading days immediately preceding the conversion date. On September 29, 2015, the Company entered into the agreement of exchange notes with Vista and BOU trust. BOU trust purchased $121,000 of principal amount and accrued interest and the reminder of note of $12,222 was exchanged for warrant for Vista. As a result of this agreement, the conversion price was amended to 60% of the lowest traded price for 20 trading days prior to conversion. On October 20, 2015, the Company entered into the agreement of exchange notes with BOU trust and RDW Capital, LLC. RDW Capital, LLC purchased $35,600 of a portion of $121,000 convertible note. During the year ended May, 2016, the notes of $121,000 were converted into 32,534,420 shares of common stock. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $100,205 of interest expense for the year ended May 31, 2016.

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $8,000 of interest expense for the year ended May 31, 2016. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $93,000 of interest expense for the year ended May 31, 2016. During the year ended May 31, 2016, the notes of $53,312 were converted into 48,150,000 shares of common stock.

EMA Financial

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $4,915 of interest expense for year ended May 31, 2016. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $58,336 of interest expense for the year ended May 31, 2016. During the year ended May 31, 2016, the notes of $25,533 were converted into 36,976,671 shares of common stock.

BOU Trust

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $6,500 of interest expense for the year ended May 31, 2016. The $68,250 bears 10% interest and matures on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $68,250 of interest expense for the year ended May 31, 2016. During the year ended May 31, 2016, the notes of $7,990 were converted into 11,097,800 shares of common stock.

Lucosky Brookman

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the year ended May 31, 2016, the notes of $10,000 were repaid. Upon the later of the Maturity Date or that date which is six months following the date hereof, this Note shall be convertible into shares of the Company’s common stock. The note was discounted for a derivative (see note 7 for details) and the discount was amortized over the life of the note using the effective interest method resulting in $20,000 of interest expense for the year ended May 31, 2016.

Fourth Man, LLC

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $3,048 of interest expense for the year end May 31, 2016. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $41,905 of interest expense for the year ended May 31, 2016.

Notes in Default

Certain convertible notes held by the company are in default. The terms of default for each note are as follows:

•	TypenexCo-Investment, LLC: as of April 4, 2016, the TypenexCo-Investment, LLC convertible note was in filing default, and maturing default. As a result, additional penalties of approximately $20,000 have been incurred on the outstanding balance. The principal and interest outstanding are immediately payable.

•	EMA Financial, LLC: the convertible note is currently in filing default. The penalty on the convertible note is 150% of the principal amount outstanding which is approximately $30,000. The principal and interest outstanding are immediately payable.

•	BOU Trust: as of March 25, 2016, the note is in filing default, and maturity default. As a result, penalties of $1,000 per day are being accrued on the outstanding balance. Approximately $10,000 in late fees have been accrued for the year ended May 31, 2016. The principal and interest outstanding are immediately payable.

•	Lucosky Brookman, LLC: as of March 20, 2016, the Lucosky Brookman, LLC convertible note was in maturity default. Upon default of the note, the holder may declare all of the note, including any interest, immediately due. In addition, upon default of the note, interest on the principal is accrued at 18% per annum. The Company has pledged certain assets as part of the agreement.

•	Fourth Man, LLC: as of May 2016, the note is currently in filing default. As a result, additional penalties of approximately $16,000 have been incurred on the outstanding principal and interest balances. The principal and interest outstanding are immediately payable.

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

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2016:

	Vista Capital	Typenex Co	EMA Financial	BOU Trust	Fourth Man, LLC	Lucosky Brookman	Warrant	Total
Balance - May 31, 2015	$221,040	$-	$-	$-	$-	$-	$-	$221,040
Addition of new derivative as debt discount	-	80,000	60,000	65,000	50,000	20,000	-	275,000
Addition of new derivative due to warrant	-	-	-	-	-	-	29,000	29,000
Day one loss due to derivative	-	27,431	16,685	59,514	1,593	24,898	-	130,121
(Gain) loss on change in fair value of the derivative	27,729	308,094	252,566	884,414	265,358	48,488	105,492	1,892,141
Settled upon conversion of debt and warrants	(248,769)	(97,771)	(64,640)	(14,427)	-	-	(82,516)	(508,123)
Balance - May 31, 2016	-	317,754	264,611	994,501	316,951	93,386	51,976	2,039,179

The following table summarizes the loss on derivative liability included in the income statement for the financial year ended May 31, 2016 and 2015, respectively.

	Year Ended May 31,
	2016	2015
Day one loss due to derivatives on convertible debt
Vista Capital	$-	$114,954
Typenex Co	27,431	-
EMA Financial	16,685	-
BOU Trust	59,514	-
Fourth Man, LLC	1,593	-
Lucosky Brookman	24,898	-
(Gain) loss on change in fair value of the derivative
Vista Capital	27,729	(3,914)
Typenex Co	308,094	-
EMA Financial	252,566	-
BOU Trust	884,414	-
Fourth Man, LLC	265,358	-
Lucosky Brookman	48,488	-
Warrants	105,492	-
Net loss on derivative liability	$2,022,262	$111,040

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	Year Ended May 31,
	2016	2015
Expected term	0.05 - 5 years	2 years
Expected average volatility	94.21% - 1,097.67%	362.9% - 366.84%
Expected dividend yield	-	-
Risk-free interest rate	0.06%-1.65%	0.58%

Note 8 – Taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	May 31, 2016	May 31, 2015

Net operating loss carry forward	$416,462	$233,378

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2016	May 31, 2015

Total deferred tax assets at statutory tax rate of 35%	$145,762	$81,682
Increase in valuation allowance	(145,762)	(81,682
Net deferred tax asset	$-	$-

Note 9 – Subsequent Events

Subsequent to May 31, 2016, a total of $47,980 convertible debt was converted, resulting in the issuance of 19,100,000 common shares.

Subsequent to May 31, 2016, 5,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 5,400,000 shares of common stock, for a value of $540

Subsequent to May 31, 2016, the Company repaid note payable to Tarpon Bay partners of $50,000 by an issuance of 1,857,619 shares of common stock.

Subsequent to May 31, 2016, the Company issued 2,350,000 shares of Series D Preferred Stock.

On June 28, 2016, we issued a 10% promissory note in the amount of $57,000 to MSM Investments, a company related to Marc Kassoff, a director and officer of our company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2016, our internal control over financial reporting are not effective. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of May 31, 2016:

Independent Directors: Our company does not have any independent directors.  We intend to obtain at least two independent directors during the year ended May 31, 2017.  The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: Our company intends to hire additional staff members, either as employees or consultants, prior to May 31, 2016. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase our company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year. As of May 31, 2016, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

No audit committee: Should at least two independent directors be appointed, our company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

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

As of May 31, 2016, our company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. Our company’s management expects, once it is in the financial position to do so, to hire additional staff in our accounting department to be able to segregate the duties. Our company expects that the expense will be approximately $60,000 per year which would allow our company to hire two new staff members.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name and Address	Position Held with the Company	Age	Date First Elected or Appointed
Nate Steck	President, Chief Executive Officer and Director	45	May 12, 2014
Marc Kassoff	Vice-President, Chief Financial Officer and Director	68	May 12, 2014
Timothy Denton	Secretary and Director	65	May 12, 2014
Jeremy Kaplan	Vice-President of Marketing/Branding	45	May 12, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Nate Steck – President, Chief Executive Officer and Director

Mr. Steck is an entrepreneur and trained French Chef and with over 20 years’ experience in Product Development and Food Production. He has developed over 30 successful products from concept to shelf with National distribution for consumer brands and private labels, cumulative sales of 175M. He is the Co-Founder of Batter Blaster, Co-Founder of Elena’s Food Specialties and Founder of Elite foods.

Our company believes that Mr. Steck’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Marc Kassoff – Vice-President, Chief Financial Officer and Director

Mr. Kassoff currently the President and CEO of Meyer, Christian and Associates, Inc. a healthcare subrogation firm. This has been his position for the last 17 years. Mr. Kassoff is also on the Board of the Effect and Encompass which serves the South Orange County community as a Drug and Alcohol Recovery Program.

Our company believes that Mr. Kassoff’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Timothy Denton – Secretary and Director

Mr. Denton has practiced law in California since 1981, and during that time he has represented and assisted dozens of start-up companies and other businesses, handling both matters involving transactional business as well as civil litigation. For over 12 years he has been the Supervising Attorney at the firm of Meyer Christian & Associates, primarily representing hospitals and medical provider groups, working with his clients to ensure regulatory compliance with state and federal laws and agencies. He has continued to work with business development issues for a number of start-up businesses throughout this period, including assisting in the development of Nate's Food, Co.

Our company believes that Mr. Denton’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Jeremy Kaplan – Vice-President, Marketing/Branding

Mr. Kaplan is a marketing executive and designer with over 17 years’ experience in retail marketing, branding and design. He has overseen marketing and creative projects that led to the rollout of new product and services for Bloomingdale’s, Ralph Lauren, Donna Karen, Acura, Samsung, Sun Microsystems and NapaStyle. Jeremy has managed marketing campaigns in support of store openings for Bloomingdale’s, and has held roles designing fixtures and furniture for Lexus, Philz Coffee, and Sessions snowboarding and outerwear.

Our company believes that Mr. Kaplan’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nate Steck	--	--	1(1)
Marc Kassoff	1(2)	1	N/A

____________

(1)	The insider is late filing beneficial ownership forms. The required beneficial ownership forms are expected to be filed subsequent to the filing of this Form 10-K.

(2)	The insider was late filing a Form 4, Statement of Changes of Beneficial Ownership.

Code of Ethics

Our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s principal executive officer and our principal financial and accounting officer, as well as persons performing similar functions.

Our Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K;. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Nate’s Food Co., 15151 Springdale Street Huntington Beach, California 92649.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues.  Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Nate Steck President, CEO and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Marc Kassoff Vice-President, CFO and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Timothy Denton Secretary and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jeremy Kaplan Vice-President Marketing/ Branding	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2016 we did not grant any stock options.

Outstanding Equity Awards at Fiscal Year End

As at the year ended May 31, 2016, we did not have any outstanding equity awards.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 1, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Nate Steck 15151 Springdale St, Huntington Beach, CA 92649	296,000 Common Stock / Direct 970,051 Series A Preferred / Direct 50,250 Series B Preferred / Direct	* 48.50% 33.5%
Marc Kassoff 15151 Springdale St, Huntington Beach, CA 92649	1,164,887 Common Stock / Direct 970,051 Series A Preferred / Direct 50,250 Series B Preferred / Direct 10,000 Series E Preferred / Direct	* 48.50% 33.5% *
Timothy Denton 15151 Springdale St, Huntington Beach, CA 92649	63,600 Common Stock / Direct 15,000 Series B Preferred / Direct 7,240 Series E Preferred / Direct	* 10% *
Jeremy Kaplan 15151 Springdale St, Huntington Beach, CA 92649	15,000 Series B Preferred / Direct	10%

Directors and Executive Officers as a Group	1,460,887 Common Stock 1,940,102 Series A Preferred 130,500 Series B Preferred 17,240 Series E Preferred	0.52% 97% 87% 0.17%

_________________ *represents an amount less than 1%
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 1, 2016. As of September 1, 2016 there were 278,266,510 shares of our company’s common stock issued and outstanding.

(2)	Our company is authorized to issue 2,000,000 shares of Series A Preferred Stock, par value $0.0001. As of September 1, 2016 there were 1,940,102 shares of our company’s Series A Preferred Stock issued and outstanding.

(3)	Our company is authorized to issue 150,000 shares of Series B Preferred Stock, par value $0.0001. As of September 1, 2016 there were 130,500 shares of our company’s Series B Preferred Stock issued and outstanding.

(4)	Our company is authorized to issue 250,000 shares of Series C Preferred Stock, par value $1.00. As of September 1, 2016 there were 58,774 shares of our company’s Series C Preferred Stock issued and outstanding.

(5)	Our company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.0001. The Series D Preferred Stock is convertible into shares of our common stock. As of September 1, 2016 there were 2,350,000 shares of our company’s Series D Preferred Stock issued and outstanding. Of the Series D Preferred Stock outstanding, none are held by our directors or officers and upon conversion, no current holder of the Series D Preferred Stock would be a beneficial owner of 5% or more of our common stock.

(6)

Our company is authorized to issue 15,000,000 shares of Series E Preferred Stock, par value $0.0001. As of September 1, 2016 there were 10,225,000 shares of our company’s Series E Preferred Stock issued and outstanding.  Of the Series E Preferred Stock outstanding, 17,240 are held by our directors and officers.  Upon conversion no current holder of the Series E Preferred stock would be a beneficial owner of 5% or more of our common stock.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Nate Steck, Marc Kassoff and Timothy Denton.  We have determined that none of our directors is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2016 and for fiscal year ended May 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2016	May 31, 2015
Audit Fees	$18,520	$13,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$18,520	$13,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)     Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 14, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 14, 2007)
3.3	Restated Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10 filed on July 29, 2014)
3.4*	Restated Articles of Incorporation field with the Colorado Secretary of State on September 18, 2015
3.5*	Certificate of Designation, Preferences and Rights of Series D Preferred Stock filed with the Colorado Secretary of State on June 28, 2016
(10)	Material Contracts
10.1*	Promissory Note dated June 28, 2016 with MSM Investments
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NATE’S FOOD CO.
(Registrant)

Dated: October 6, 2016	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 6, 2016	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 6, 2016	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 6, 2016	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 6, 2016	/s/ Timothy Denton
Timothy Denton
Secretary and Director

