Form 10-Q
period 2016-08-31
Nate's Food Co.
filed 2016-10-24
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

Commission File Number 000-52831

Nate's Food Co.
(Exact name of registrant as specified in its charter)

Colorado	46-3403755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15151 Springdale Street, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

(949) 381-1834
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES    ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

308,861,435 common shares issued and outstanding as of October 17, 2016.

NATE'S FOOD CO.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

Balance Sheets

(Unaudited)

	August 31,	May 31,
	2016	2016
ASSETS
Current assets:
Cash	$1,996	$525
Total current assets	1,996	525

Non-current assets:
Equipment, net	385,315	395,195
Total non-current assets	385,315	395,195
TOTAL ASSETS	$387,311	$395,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$70,703	$53,098
Accrued expense	47,170	120,714
Notes payable	-	50,000
Notes payable - related parties	240,526	175,508
Convertible notes, net of $38,423 and $22,296 debt discount as of August 31, 2016 and May 31, 2016, respectively	27,943	192,619
Derivative liability	158,942	2,039,179
Total current liabilities	545,284	2,631,118

Non-current liabilities:
Notes payable - long term, net of $12,654 and $15,459 debt discount as of August 31, 2016 and May 31, 2016	187,346	184,541
Total non-current liabilities	187,346	184,541
Total liabilities	732,630	2,815,659

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,103 and 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 136,570 and 141,970 issued and outstanding, respectively	14	14
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 and 58,774 issued and outstanding, respectively	58,774	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 2,350,000 and 0 issued and outstanding, respectively	235	-
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,216,000 and 10,225,000 issued and outstanding, respectively	1,021	1,022
Common Stock, Par Value $0.0001, 500,000,000 shares authorized, 278,266,510 and 251,908,891 issued and outstanding, respectively	27,827	25,191
Additional paid in capital	2,181,824	1,620,817
Accumulated deficit	(2,615,208)	(4,125,951)
Total stockholders’ deficit	(345,319)	(2,419,939)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$387,311	$395,720

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Statements of Operations

(Unaudited)

	Three Months Ended August 31,
	2016	2015

Sales	$2,734	$-
Sales - related party	-	21,068
Cost of Goods Sold	-	12,800
Gross Profit	2,734	8,268

Operating Expenses
Selling, general and administrative	$38,794	$66,683
Depreciation	9,880	-
Food development/research	-	1,850
Total operating expenses	48,674	68,533

Operating Loss	(45,940)	(60,265)

Other (Income) Expense
Other income	(1,290)	-
(Gain) loss on derivative	(1,668,865)	23,624
Interest Expenses	112,938	41,534
Total other expenses	(1,557,217)	65,158

Net Income (Loss)	$1,511,277	$(125,423)

Deemed dividend on Series B convertible preferred stock	(534)	-
Net income (loss) attributable to common stockholders	$1,510,743	$(125,423)

Net income (loss) per common share,
Basic	$0.01	$(0.00)
Dilutive	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted
Basic	267,939,823	77,200,000
Dilutive	563,862,781	77,200,000

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,511,277	$(125,423)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,880	-
Amortization of debt discount	40,308	35,976
(Gain) loss on derivative liability	(1,668,865)	23,624
Stock issued for compensation	-	59,862
Amortization of deferred financing cost	-	-
Changes in assets and liabilities:
Inventory	-	(4,800)
Accounts payable and accrued liabilities	25,623	15,759
Accrued expenses	(61,877)	5,558
Deferred revenue – related party	-	(21,068)
Net cash used in operating activities	(143,654)	(10,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(99,068)
Net cash used in investing activities	-	(99,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(14,000)
Proceeds from Series D Preferred Stock	235,000	-
Proceeds from convertible notes	-	140,000
Payment of convertible notes	(146,875)	-
Proceeds from notes payable - related party	57,000	1,500
Net cash provided by financing activities	145,125	127,500

Net cash increase (decrease) for the period	1,471	17,920
Cash at beginning of period	525	109
Cash at End of Period	$1,996	$18,029

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$134,506	$-
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$53,630	$158,500
Conversion of Series B Preferred stock into common stock	$540	$-
Conversion of convertible notes and accrued interest into common stock	$63,341	$-
Settlement of derivative liability to additional paid in capital	$265,002	$-
Convertible note exchanged for note payable and accrued interest	$53,630	$-
Cancellation of Series E Preferred Stock	$1	$-
Reclassification of accounts payable to notes payable - related party	$8,018	$-

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on October 6, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2016 as reported in Form 10-K, have been omitted.

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

Reclassifications

Certain amounts in the fiscal 2016 financial statements have been reclassified to conform to the fiscal 2017 presentation. These reclassifications have no impact on net loss/income.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability in the balance sheet. The Company adopted the standard on a retrospective basis in the first quarter of fiscal 2017. The adoption of this standard reduced both deferred financing cost and convertible note and note payable long-term by $17,496 on the audited Balance Sheet as of May 31, 2016.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Equipment	10 years

As of August 31, 2016, equipment of $395,195 reflects acquisition costs. During the period ended August 31, 2016 and 2015, depreciation expense was $9,880 and $0, respectively

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued liabilities, accrued expenses, convertible notes and Note payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at August 31, 2016, and May 31, 2016, measured at fair value on a recurring basis:

August 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	158,942	158,942

May 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	2,039,179	2,039,179

Note 2 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses from operations, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

Notes Payable – Related Parties

	August 31, 2016	May 31, 2016

Note payable to WB Partners (a company controlled by Joseph Wade)	$60,532	$60,532
Note payable to corporate officer	179,994	114,976
Total notes payable	240,526	175,508
Less: current portion of notes payable	240,526	175,508
Total	$-	$-

During the three months ended August 31, 2016, the Company borrowed $65,018 from our officer for working capital. As at August 31, 2016, the total amount owed to this officer was $179,994. Of this amount, $57,000 of the loan is at 10% interest and to be repaid by June 28, 2017. $71,902 of the loan is at 10% interest, and $51,092 of the loan is at 0% interest. Both of the loans are to be repaid by December 31, 2016.

During the three months ended August 31, 2016, the amount the Company borrowed and repaid $0 to WB Partners. The total amount owing was $60,532 as at August 31, 2016. The loan was at 0% interest and is to be repaid by December 31, 2015 and is currently in default.

Note 4 – Notes Payable

The Company had the following notes payable at August 31, 2016 and May 31, 2016.

	August 31, 2016	May 31, 2016

Note payable to Tarpon Bay partners	$-	$50,000
Note payable to SouthCorp Capital	200,000	200,000
	200,000	250,000
Less: deferred financing cost	(12,654)	(15,459)

Less: current portion of notes payable	-	50,000
Total	$187,346	$184,541

Note payable to Tarpon Bay partners

On October 8, 2015, the Company issued a Promissory Note (the “Note”) to Tarpon Bay Partners LLC, for $50,000, due April 30, 2016. The Note carries an annual interest rate of 10%. On August 9, 2016, the Company entered into the new agreement which the company issued a convertible note of $53,630 for payment of the Note of $50,000 and accrued interest of $3,630 and the company recognized this transaction as debt modification.

Note payable to SouthCorp Capital

On October 20, 2015, the Company issued a Promissory Note to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for purchase of equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. As of August 31, 2016, the Company owes $214,519, of which $14,519 is accrued interest. The company recognized amortization expense related to the deferred financing cost of $2,805 for the three months ended August 31, 2016.

Note 5 – Convertible Debt

The Company had the following convertible notes payable outstanding as of August 31, 2016 and May 31, 2016:

	August 31, 2016	May 31, 2016
Typenex Co	$20,060	$39,688
EMA Financial	-	39,967
BOU Trust	-	60,260
Fourth Man, LLC	-	55,000
Lucosky Brookman	-	20,000
Tarpon Bay	46,306	-
	66,366	214,915
Less: debt discount and deferred financing cost	(38,423)	(22,296)
	27,943	192,619
Less: current portion of convertible notes payable	27,943	192,619
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest.  The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into Shares of Common Stock at an agreed upon discount and frequency of conversions. During the three months ended August 31, 2016, a portion of the note of $19,628 was converted into 4,000,000 shares of common stock.

EMA Financial

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,085 of interest expense for the three months ended August 31, 2016. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $7,164 of interest expense for the three months ended August 31, 2016. On June 21, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $74,382.

BOU Trust

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $68,250 bears 10% interest and matures on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. During the three months ended August 31, 2016, a portion of the note of $8,352 was converted into 11,600,000 shares of common stock. On June 24, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Lucosky Brookman

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. Upon the later of the Maturity Date or that date which is six months following the date hereof, this Note shall be convertible into shares of the Company’s common stock. During the three months ended August 31, 2016, the remaining note balance and accrued interest of $21,536 was fully converted into 3,500,000 shares of common stock.

Fourth Man, LLC

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $952 of interest expense for the three months ended August 31, 2016. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $13,095 of interest expense for the three months ended August 31, 2016. On June 16, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Tarpon Bay

On August 9, 2016, the Company issued a convertible note of $53,630 to Tarpon Bay to repay note payable of $50,000 and interest expense of $3,630. The $53,630 bears 10% interest and matures on December 31, 2016. The holder is entitled at any time to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 90% of the lowest closing price for 15 trading days ending on the trading days. Notwithstanding the above, Holder agrees to convert only that portion of the principal and accrued interest of this note that converts into no greater than 1,000,000 shares of common stock for any single Notice of Conversion. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $15,207 of interest expense for the three months ended August 31, 2016. During the three months ended August 31, 2016, a portion of the note and accrued interest of $13,825 were converted into 1,857,619 shares of common stock.

Note 6 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2016:

Balance - May 31, 2016	$2,039,179
Addition of new derivative as debt discount	53,630
Day one loss due to derivative	22,784
(Gain) on change in fair value of the derivative	(291,906)
(Gain) on change in fair value of the derivative due to cash payoff	(1,399,743)
Settled upon conversion of debt	(265,002)
Balance - August 31, 2016	$158,942

The following table summarizes the gain/loss on derivative liability included in the income statement for the periods ended August 31, 2016 and 2015, respectively.

	Three Months Ended August 31,
	2016	2015
Day one loss due to derivatives on convertible debt	$22,784	$25,617
(Gain) on change in fair value of the derivative	(1,691,649)	(1,993)
	$(1,668,865)	$23,624

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	August 31,	May 31,
	2016	2016
Expected term	0.33 - 4.08 years	0.05 - 5 years
Expected average volatility	177.92% - 314.75%	94.21% - 1,097.67%
Expected dividend yield	-	-
Risk-free interest rate	0.36% - 1.06%	0.06% - 1.65%

Note 7 – Equity Transactions

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of owned.

There were no issuances of the Series A Preferred Stock during the three months ended August 31, 2016

Series B Convertible Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.

During the three months ended August 31, 2016, 5,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 5,400,000 shares of common stock, for a value of $540, of which $534 was recorded as a deemed dividend.

As of August 31, 2016 and May 31, 2016, 136,570 and 141,970 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

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

There were no issuances of the Series C Preferred Stock during the three months ended August 31, 2016.

Series D Convertible Preferred Stock

On June 13, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, "Series D Convertible Preferred Stock.

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock at a par value of $0.0001.

Beginning January 1, 2017, each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert each of its shares of Series D Preferred Stock into a 15 of fully paid and nonassessable shares of common stock. Beginning January 1, 2018, the Company may convert shares of Series D Preferred Stock at any time and from time to time, each of its shares of Series D Preferred Stock into a 15 of fully paid and nonassessable shares of common stock.

During the three months ended August 31, 2016, the Company issued 2,350,000 share of Series D Preferred Stock for cash of $235,000.

As of August 31, 2016 and May 31, 2016, 2,350,000 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

During the three months ended August 31, 2016, 9,000 shares of Series E Preferred Stock were cancelled by a holder and the company recognized additional paid in capital and reversed Series E Preferred Stock with par value.

As of August 31, 2016 and May 31, 2016, 10,216,000 and 10,225,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common stock

During the three months ended August 31, 2016, the Company issued common shares, as follows:

•

5,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 5,400,000 shares of common stock, for a value of $540, of which $534 was recorded as a deemed dividend.

•	20,957,619 common shares were issued for the conversion of debt and accrued interest of $63,341

As of August 31, 2016 and May 31, 2016, 278,266,510 and 251,908,891 shares of common stock were issued and outstanding, respectively.

Warrants

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 2,477,215 shares of common stock at $0.0041 per share.

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
2,477,215	4.01 years	$0.0041	2,477,215	$0.0041

The following table summarizes warrant activity for the three months ended August 31, 2016:

	Number	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2016	4,062,633	$0.0025	4.33 years
Granted	-	-	-
Reset features	(1,585,418)	0.0025	4.08 years
Exercised	-	-	-
Outstanding, August 31, 2016	2,477,215	$0.0025	4.08 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at August 31, 2016, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of August 31, 2016, the aggregate intrinsic value of options outstanding was approximately $16,000 based on the closing market price of $0.0088 on August 31, 2016.

Note 8 – Subsequent Events

Subsequent to August 31, 2016, a total of $92,076 convertible debts and accrued interest was converted, resulting in the issuance of 30,594,925 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

General Overview

We were incorporated under the laws of the State of Colorado on January 12, 2000, under the name Capital Resources Alliance, Inc. At inception, we were a development stage company in the business of mining and exploration. On May 19, 2014 our company completed a reverse merger with Nate’s Pancakes, Inc., an Indiana company, with Nate’s Pancakes being the surviving entity. In May 2014, we changed our name from Capital Resource Alliance, Inc. to Nate’s Food Co.

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

Results of Operations

Three Months Ended August 31, 2016 Compared to the Three Months Ended August 31, 2015

	Three Months Ended August 31,
	2016	2015	Change	%

Sales	$2,734	$-	$2,734	-
Sales - related party	-	21,068	(21,068)	(100%)
Cost of Goods Sold	-	12,800	(12,800)	(100%)
Gross profit	2,734	8,268	(5,534)	(67%)

Selling, general and administrative	38,794	66,683	(27,889)	(42%)
Depreciation	9,880	-	9,800	-
Food development/research	-	1,850	(1,850)	(100%)
Total operating expenses	48,674	68,533	(19,859)	(29%)

Other income	(1,290)	-	(1,290)	-
Loss on derivative	(1,668,865)	23,624	(1,692,489)	(7,164%)
Interest Expenses	112,938	41,534	71,404	172%
Net Loss	$1,511,277	$(125,423)	$1,636,700	(1,305%)

Revenue

Our company generated $2,734 in revenue with a gross profit of $2,734 or 100%, for the three months ended August 31, 2016 as compared to $21,068 in revenue with a gross profit of $8,268, or 39%, for the three months ended August 31, 2015.

Operating Expenses

Operating expenses were relatively unchanged for the three months ended August 31, 2016 as compared to the same period in 2015.

During the period ended August 31, 2016, we incurred general and administrative expenses of $38,794 compared to $66,683 incurred during the period ended August 31, 2015. The decrease was primarily the result of a decrease in stock based compensation of $59,862 and an increase in license fee of $22,000 and professional fee of $5,500.

Liquidity and Capital Resources

Balance Sheet Date	August 31, 2016	May 31, 2015	Change	%
Cash	$1,996	$525	$1,471	280%
Total Assets	$387,311	$395,720	$(8,409)	(2%)
Total Liabilities	$732,630	$2,815,659	$(2,083,029)	(74%)
Stockholders' Deficit	$(345,319)	$(2,419,939)	$2,074,620	(86%)

	August 31, 2016	May 31, 2015	Change	%

Current Assets	$1,996	$525	$1,471	280%
Current Liabilities	$545,284	$2,631,118	$(2,085,834)	(79%)
Working Capital Deficiency	$(543,288)	$(2,630,593)	$2,087,305	(79%)

As of August 31, 2016 our company had $1,996 in cash, and $385,315 in equipment and a total of $387,311 in assets. In management’s opinion, our company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of August 31, 2016, our total current liabilities were $545,284 which primarily consisted of $240,526 in notes payable – related parties, $158,942, in derivative liability, $70,703 in accounts payable and accrued liabilities and $27,943 in convertible notes as compared to May 31, 2016, with total current liabilities of $2,631,118 which primarily consisted of $2,039,179 in derivative liability, $175,508 in notes payable - related parties, $53,098 in accounts payable and accrued liabilities and $192,619 in convertible notes.

Accounting and Audit Plan

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General, administrative expenses	$980,000
Research and development	110,000
Total	$1,090,000

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

As of August 31, 2016, equipment of $385,315 reflects acquisition costs. During the period ended August 31, 2016 and 2015, depreciation expense was $9,880 and $0, respectively

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATE'S FOOD CO.
(Registrant)

Dated: October 21, 2016	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 21, 2016	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

