Form 10-Q
period 2016-11-30
Nate's Food Co.
filed 2017-01-23
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

331,721,856 common shares issued and outstanding as of January 23, 2017

NATE'S FOOD CO.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

Balance Sheets

(Unaudited)

	November 30,	May 31,
	2016	2016
ASSETS
Current assets:
Cash	$29,332	$525
Total current assets	29,332	525

Non-current assets:
Equipment, net	375,435	395,195
Total non-current assets	375,435	395,195
TOTAL ASSETS	$404,767	$395,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$98,794	$53,098
Accrued expense	37,866	120,714
Notes payable, net of $9,879 and $0 debt discount as of November 30, 2016 and May 31, 2016, respectively	190,121	50,000
Notes payable - related parties	240,932	175,508
Convertible notes, net of $70,467 and $22,296 debt discount as of November 30, 2016 and May 31, 2016, respectively	15,033	192,619
Derivative liability	285,748	2,039,179
Total current liabilities	868,494	2,631,118

Non-current liabilities:
Notes payable - long term, net of $0 and $15,459 debt discount as of November 30, 2016 and May 31, 2016	-	184,541
Total non-current liabilities	-	184,541
Total liabilities	868,494	2,815,659

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 136,570 and 141,970 issued and outstanding, respectively	14	14
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 issued and outstanding	58,774	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 2,350,000 and 0 issued and outstanding, respectively	235	-
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,216,000 and 10,225,000 issued and outstanding, respectively	1,021	1,022
Common Stock, Par Value $0.0001, 500,000,000 shares authorized, 331,721,856 and 251,908,891 issued and outstanding, respectively	33,172	25,191
Additional paid in capital	2,469,012	1,620,817
Accumulated deficit	(3,026,149)	(4,125,951)
Total stockholders’ deficit	(463,727)	(2,419,939)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$404,767	$395,720

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015

Sales	$658	$-	$3,392	$-
Sales - related party	-	8,182	-	29,250
Cost of Goods Sold	-	4,800	-	17,600
Gross Profit	658	3,382	3,392	11,650

Operating Expenses
Selling, general and administrative	72,787	72,924	111,581	139,607
Depreciation	9,880	-	19,760	-
Food development/research	1,532	-	1,532	1,850
Total operating expenses	84,199	72,924	132,873	141,457

Operating Loss	(83,541)	(69,542)	(129,481)	(129,807)

Other (Income) Expense
Other income	-	-	(1,290)	-
(Gain) loss on derivative	254,763	75,397	(1,414,102)	99,021
Interest Expenses	72,637	167,502	185,575	209,036
Loss on settlement of debt	-	16,778	-	16,778
Total other (Income) expenses	327,400	259,677	(1,229,817)	324,835

Net Income (Loss)	$(410,941)	$(329,219)	$1,100,336	$(454,642)

Deemed dividend on Series B convertible preferred stock	-	(792)	(534)	(792)
Net income (loss) attributable to common stockholders	$(410,941)	$(330,011)	$1,099,802	$(455,434)

Net income (loss) per common share,
Basic	$(0.00)	$(0.00)	$0.00	$(0.01)
Dilutive	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted
Basic	299,080,483	81,594,107	283,425,069	79,373,172
Dilutive	299,080,483	81,594,107	665,215,644	79,373,172

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,100,336	$(454,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	19,760	-
Interest on convertible note exchanged for warrants	-	12,222
Loss on settlement of debt	-	16,778
Amortization of debt discount	96,539	169,118
(Gain) loss on derivative liability	(1,414,102)	99,021
Stock issued for compensation	-	59,862
Amortization of deferred financing cost	-	9,909
Changes in assets and liabilities:
Prepaid expense	-	10,000
Accounts payable and accrued liabilities	54,119	25,232
Accrued expenses	(45,470)	17,786
Deferred revenue – related party	-	(29,250)
Net cash used in operating activities	(188,818)	(63,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(111,094)
Net cash used in investing activities	-	(111,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(24,500)
Proceeds from Series D Preferred Stock	235,000	-
Proceeds from convertible notes	72,500	255,000
Payment of convertible notes	(146,875)	(10,000)
Proceeds from notes payable - related party	57,000	1,500
Net cash provided by financing activities	217,625	222,000

Net cash increase (decrease) for the period	28,807	46,942
Cash at beginning of period	525	109
Cash at End of Period	$29,332	$47,051

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$134,506	$12,140
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$126,130	$255,000
Original Issue Discount on convertible notes	$-	$26,750
Derivative due to warrants issued to settle interest	$-	$29,000
Convertible note exchanged for accrued interest	$-	$11,000
Issued Series E Preferred stock as a dividend to Common shareholders	$-	$772
Conversion of Series B Preferred stock into common stock	$540	$800
Conversion of convertible notes and accrued interest into common stock	$155,418	$79,680
Settlement of derivative liability to additional paid in capital	$465,459	$144,868
Issued convertible note for legal service	$-	$30,000
Issued note payable for equity purchase agreement	$-	$50,000
Issued note payable for purchase of equipment	$-	$200,000
Convertible note exchanged for note payable and accrued interest	$53,630	$-
Cancellation of Series E Preferred Stock	$1	$-
Reclassification of accounts payable to notes payable - related party	$8,424	$-
Reclass from note payable - related party to note payable	$-	$60,532

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

Long-Lived Assets

Long-lived assets such as property and equipment are stated at their fair value acquisition cost and reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. Amortization of long-lived assets are calculated by the straight-line method over their estimated useful lives. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Equipment	10 years

As of November 30, 2016, equipment of $395,195 reflects acquisition costs. During the period ended November 30, 2016 and 2015, depreciation expense was $19,760 and $0, respectively

Fair Value of Financial Instruments

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

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

·

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2016, and May 31, 2016, measured at fair value on a recurring basis:

November 30, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	285,748	285,748

May 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	2,039,179	2,039,179

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

Note 3 – Related Party Transactions

Notes Payable – Related Parties

	November 30, 2016	May 31, 2016

Note payable to WB Partners (a company controlled by Joseph Wade)	$60,532	$60,532
Note payable to corporate officer	180,400	114,976
Total notes payable	240,932	175,508
Less: current portion of notes payable	240,932	175,508
Total	$-	$-

During the six months ended November 30, 2016, the Company borrowed $65,424 from our officer for working capital. As at November 30, 2016, the total amount owed to this officer was $180,400. Of this amount, $57,000 of the loan is at 10% interest and to be repaid by June 28, 2017. $71,902 of the loan is at 10% interest, and $51,498 of the loan is at 0% interest. Both of the loans are to be repaid by December 31, 2016.

During the six months ended November 30, 2016, the amount the Company borrowed and repaid $0 to WB Partners. The total amount owing was $60,532 as at November 30, 2016. The loan was at 0% interest and is to be repaid by December 31, 2015 and is currently in default.

Note 4 – Notes Payable

The Company had the following notes payable at November 30, 2016 and May 31, 2016.

	November 30, 2016	May 31, 2016

Note payable to Tarpon Bay partners	$-	$50,000
Note payable to SouthCorp Capital	200,000	200,000
	200,000	250,000
Less: deferred financing cost	(9,879)	(15,459)

Less: current portion of notes payable	190,121	50,000
Total	$-	$184,541

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

Note payable to SouthCorp Capital

On October 20, 2015, the Company issued a Promissory Note to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for purchase of equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. As of November 30, 2016, the Company owes $218,508, of which $18,508 is accrued interest. The company recognized amortization expense related to the deferred financing cost of $5,580 for the six months ended November 30, 2016.

Note 5 – Convertible Debt

The Company had the following convertible notes payable outstanding as of November 30, 2016 and May 31, 2016:

	November 30, 2016	May 31, 2016
Typenex Co	$-	$39,688
EMA Financial	-	39,967
BOU Trust	-	60,260
Fourth Man, LLC	-	55,000
Lucosky Brookman	-	20,000
JSJ Investments	85,500	-
	85,500	214,915
Less: debt discount and deferred financing cost	(70,467)	(22,296)
	15,033	192,619
Less: current portion of convertible notes payable	15,033	192,619
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into Shares of Common Stock at an agreed upon discount and frequency of conversions. During the six months ended November 30, 2016, the note and accrued interest of $63,754 were converted into 46,799,635 shares of common stock.

EMA Financial

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,085 of interest expense for the six months ended November 30, 2016. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $7,164 of interest expense for the six months ended November 30, 2016. On June 21, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $74,382.

BOU Trust

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $68,250 bears 10% interest and matures on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. During the six months ended November 30, 2016, a portion of the note of $8,352 was converted into 11,600,000 shares of common stock. On June 24, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Lucosky Brookman

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. Upon the later of the Maturity Date or that date which is six months following the date hereof, this Note shall be convertible into shares of the Company’s common stock. During the six months ended November 30, 2016, the remaining note balance and accrued interest of $21,536 was fully converted into 3,500,000 shares of common stock.

Fourth Man, LLC

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $952 of interest expense for the six months ended November 30, 2016. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $13,095 of interest expense for the six months ended November 30, 2016. On June 16, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Tarpon Bay

On August 9, 2016, the Company issued a convertible note of $53,630 to Tarpon Bay to repay note payable of $50,000 and interest expense of $3,630. The $53,630 bears 10% interest and matures on December 31, 2016. The holder is entitled at any time to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 90% of the lowest closing price for 15 trading days ending on the trading days. Notwithstanding the above, Holder agrees to convert only that portion of the principal and accrued interest of this note that converts into no greater than 1,000,000 shares of common stock for any single Notice of Conversion. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $53,630 of interest expense for the six months ended November 30, 2016. During the six months ended November 30, 2016, the note and accrued interest of $61,776 were converted into 12,513,330 shares of common stock.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matures on July 13, 2017. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $15,033 for the six months ended November 30, 2016.

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

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2016:

Balance - May 31, 2016	$2,039,179
Addition of new derivative as debt discount	126,130
Day one loss due to derivative	87,124
(Gain) on change in fair value of the derivative	(101,483)
(Gain) on change in fair value of the derivative due to cash payoff	(1,399,743)
Settled upon conversion of debt	(465,459)
Balance - November 30, 2016	$285,748

The following table summarizes the gain/loss on derivative liability included in the income statement for the periods ended November 30, 2016 and 2015, respectively.

	Six Months Ended November 30,
	2016	2015
Day one loss due to derivatives on convertible debt	$87,124	$105,223
(Gain) on change in fair value of the derivative	(1,501,226)	(6,202)
	$(1,414,102)	$99,021

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	November 30, 2016	May 31, 2016
Expected term	0.21 - 4.08 years	0.05 - 5 years
Expected average volatility	174.41% - 314.75%	94.21% - 1,097.67%
Expected dividend yield	-	-
Risk-free interest rate	0.34% - 1.06%	0.06% - 1.65%

Note 7 – Equity Transactions

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of owned.

There were no issuances of the Series A Preferred Stock during the six months ended November 30, 2016

Series B Convertible Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.

During the six months ended November 30, 2016, 5,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 5,400,000 shares of common stock, for a value of $540, of which $534 was recorded as a deemed dividend.

As of November 30, 2016, and May 31, 2016, 136,570 and 141,970 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series C Preferred Stock during the six months ended November 30, 2016.

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

During the six months ended November 30, 2016, the Company issued 2,350,000 share of Series D Preferred Stock for cash of $235,000.

As of November 30, 2016 and May 31, 2016, 2,350,000 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

During the six months ended November 30, 2016, 9,000 shares of Series E Preferred Stock were cancelled by a holder and the company recognized additional paid in capital and reversed Series E Preferred Stock with par value.

As of November 30, 2016 and May 31, 2016, 10,216,000 and 10,225,000 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

During the six months ended November 30, 2016, the Company issued common shares, as follows:

•

5,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 5,400,000 shares of common stock, for a value of $540, of which $534 was recorded as a deemed dividend.

•	74,412,965 common shares were issued for the conversion of debt and accrued interest of $155,418

As of November 30, 2016 and May 31, 2016, 331,721,856 and 251,908,891 shares of common stock were issued and outstanding, respectively.

Warrants

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 11,285,091 shares of common stock at $0.0009 per share.

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
11,285,091	3.83 years	$0.0009	11,285,091	$0.0009

The following table summarizes warrant activity for the six months ended November 30, 2016:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2016	4,062,633	$0.0025	4.33 years
Reset features	7,222,458	0.0009	3.83 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, November 30, 2016	11,285,091	$0.0009	3.83 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at November 30, 2016, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of November 30, 2016, the aggregate intrinsic value of options outstanding was approximately $26,000 based on the closing market price of $0.0032 on November 30, 2016.

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

On December 8, 2016, we met with the senior buyer for Bristol Farms grocery stores. Bristol Farms will become our 1st retail grocery store customer. Bristol Farms is an independent grocery store chain in California focused on marketing to an affluent customer base. We have provided Bristol Farms everything required to complete the vendor certification process. The buyer is preparing purchase orders for delivery of Nate’s Homemade Pancake and Waffle Batter to begin after February 1, 2017. We are currently setting up a schedule for in-store demonstrations at Bristol Farms stores in order to introduce customers to the great taste, convenience and simplicity of our product.

Results of Operations

Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

	Three Months Ended November 30,
	2016	2015	Change	%

Sales	$658	$-	$658	-
Sales - related party	-	8,182	(8,182)	(100%)
Cost of Goods Sold	-	4,800	(4,800)	(100%)
Gross profit	658	3,382	(2,724)	(81%)

Selling, general and administrative	72,787	72,924	(137)	(0%)
Depreciation	9,880	-	9,880	-
Food development/research	1,532	-	1,532	-
Total operating expenses	84,199	72,924	11,275	15%

Loss on derivative	254,763	75,397	179,366	238%
Interest Expenses	72,637	167,502	(94,865)	(57%)
Loss on settlement of debt	-	16,778	(16,778)	(100%)
Net Loss	$(410,941)	$(329,219)	$(81,722)	25%

Revenue

Our company generated $658 in revenue with a gross profit of $658 or 100%, for the three months ended November 30, 2016 as compared to $8,812 in revenue with a gross profit of $3,382, or 41%, for the three months ended November 30, 2015.

Operating Expenses

Operating expenses were relatively unchanged for the three months ended November 30, 2016 as compared to the same period in 2015.

During the period ended November 30, 2016, we incurred general and administrative expenses of $72,787 compared to $72,924 incurred during the period ended November 30, 2015.

Six Months Ended November 30, 2016 Compared to the Six Months Ended November 30, 2015

	Six Months Ended November 30,
	2016	2015	Change	%

Sales	$3,392	$-	$3,392	-
Sales - related party	-	29,250	(29,250)	(100%)
Cost of Goods Sold	-	17,600	(17,600)	(100%)
Gross profit	3,392	11,650	(8,258)	(71%)

Selling, general and administrative	111,581	139,607	(28,026)	(20%)
Depreciation	19,760	-	19,760	-
Food development/research	1,532	1,850	(318)	(17%)
Total operating expenses	132,873	141,457	(8,584)	(6%)

Other income	(1,290)	-	(1,290)	-
Loss on derivative	(1,414,102)	99,021	(1,513,123)	(1,528%)
Interest Expenses	185,575	209,036	(23,461)	(11%)
Net Loss	$1,100,336	$(454,642)	$1,554,978	(342%)

Revenue

Our company generated $3,392 in revenue with a gross profit of $3,392 or 100%, for the six months ended November 30, 2016 as compared to $29,250 in revenue with a gross profit of $11,650, or 40%, for the six months ended November 30, 2015.

Operating Expenses

Operating expenses were relatively unchanged for the six months ended November 30, 2016 as compared to the same period in 2015.

During the period ended November 30, 2016, we incurred general and administrative expenses of $111,581 compared to $139,607 incurred during the period ended November 30, 2015. The decrease was primarily the result of in stock based compensation of $59,862 and increase in license fee of $10,500 and professional fees of $18,957.

Liquidity and Capital Resources

Balance Sheet Date	November 30, 2016	May 31, 2015	Change	%

Cash	$29,332	$525	$28,807	5487%
Total Assets	$404,767	$395,720	$9,047	2%
Total Liabilities	$868,494	$2,815,659	$(1,947,165)	(69%)
Stockholders' Deficit	$(463,727)	$(2,419,939)	$1,956,212	(81%)

	November 30, 2016	May 31, 2015	Change	%

Current Assets	$29,332	$525	$28,807	5,487%
Current Liabilities	$868,494	$2,631,118	$(1,762,624)	(67%)
Working Capital Deficiency	$(839,162)	$(2,630,593)	$1,791,431	(68%)

As of November 30, 2016 our company had $29,332 in cash, and $375,435 in equipment and a total of $404,767 in assets. In management’s opinion, our company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of November 30, 2016, our total current liabilities were $868,494 which primarily consisted of $240,932 in notes payable – related parties, $190,121 in note payable, $285,748 in derivative liability, and $98,794 in accounts payable and accrued liabilities as compared to May 31, 2016, with total current liabilities of 2,631,118 which primarily consisted of $2,039,179 in derivative liability, $120,714 accrued expenses, $175,508 in notes payable - related parties, $50,000 in notes payable, $53,098 in accounts payable and accrued liabilities and $192,619 in convertible notes.

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

As described above, the Company has negative working capital, recurring losses from operations, and does not have an established source of revenues sufficient to cover its operating costs. According to our auditors, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

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

As of November 30, 2016, equipment of $395,195 reflects acquisition costs. During the period ended November 30, 2016 and 2015, depreciation expense was $19,760 and $0, respectively

Recent Accounting Pronouncements

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 financing costs by issuing a convertible promissory note. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matures on July 13, 2017. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice.

The above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATE'S FOOD CO.
(Registrant)

Dated: January 23, 2017	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 23, 2017	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

