Form 10-Q
period 2017-02-28
Nate's Food Co.
filed 2017-05-17
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-52831

Nate’s Food Co.
(Exact name of registrant as specified in its charter)

Colorado	46-3403755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15151 Springdale Street, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

(949) 341-1834

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

361,721,856 common shares issued and outstanding as of May 12, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

Balance Sheets

(Unaudited)

	February 28,	May 31,
	2017	2016
ASSETS
Current assets:
Cash	$3,114	$525
Total current assets	3,114	525

Non-current assets:
Equipment, net	365,555	395,195
Total non-current assets	365,555	395,195
TOTAL ASSETS	$368,669	$395,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$116,151	$53,098
Accrued expense	47,122	120,714
Notes payable, net of $7,135 and $0 debt discount as of February 28, 2017 and May 31, 2016, respectively	192,865	50,000
Notes payable - related parties	242,148	175,508
Convertible notes, net of $42,280 and $22,296 debt discount as of February 28, 2017 and May 31, 2016, respectively	43,220	192,619
Derivative liability	123,708	2,039,179
Total current liabilities	765,214	2,631,118

Non-current liabilities:
Notes payable - long term, net of $0 and $15,459 debt discount as of February 28, 2017 and May 31, 2016	-	184,541
Total non-current liabilities	-	184,541
Total liabilities	765,214	2,815,659

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,103 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 126,570 and 141,970 issued and outstanding, respectively	13	14
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 issued and outstanding	58,774	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 2,350,000 and 0 issued and outstanding, respectively	235	-
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,216,000 and 10,225,000 issued and outstanding, respectively	1,021	1,022
Common Stock, Par Value $0.0001, 500,000,000 shares authorized, 361,721,856 and 251,908,891 issued and outstanding, respectively	36,172	25,191
Additional paid in capital	2,517,002	1,620,817
Accumulated deficit	(3,009,956)	(4,125,951)
Total stockholders’ deficit	(396,545)	(2,419,939)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$368,669	$395,720

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Sales	$715	$-	$4,107	$-
Sales - related party	-	-	-	29,250
Cost of Goods Sold	-	-	-	17,600
Gross Profit	715	-	4,107	11,650

Operating Expenses
Selling, general and administrative	95,506	188,931	207,087	328,538
Depreciation	9,880	-	29,640	-
Food development/research	-	-	1,532	1,850
Total operating expenses	105,386	188,931	238,259	330,388

Operating Loss	(104,671)	(188,931)	(234,152)	(318,738)

Other (Income) Expense
Other income	-	-	(1,290)	-
(Gain) loss on derivative	(162,040)	359,753	(1,576,142)	458,774
Interest Expenses	40,187	159,901	225,762	368,937
Loss on settlement of debt	-	-	-	16,778
Total other (income) expenses	(121,853)	519,654	(1,351,670)	844,489

Net Income (Loss)	$17,182	$(708,585)	$1,117,518	$(1,163,227)

Deemed dividend on Series B convertible preferred stock	(989)	-	(1,523)	(792)
Net income (loss) attributable to common stockholders	$16,193	$(708,585)	$1,115,995	$(1,164,019)

Net income (loss) per common share,
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Dilutive	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted
Basic	340,610,745	127,049,874	302,183,944	95,149,826
Dilutive	456,862,324	127,049,874	688,735,604	95,149,826

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,117,518	$(1,163,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	29,640	-
Stock-based compensation	50,000	-
Interest on convertible note exchanged for warrants	-	12,222
Loss on settlement of debt	-	16,778
Amortization of debt discount	127,470	302,973
(Gain) loss on derivative liability	(1,576,142)	458,774
Stock issued for compensation	-	154,862
Amortization of deferred financing cost	-	21,420
Changes in assets and liabilities:
Prepaid expense	-	10,000
Accounts payable and accrued liabilities	72,692	83,220
Accrued expenses	(36,214)	32,321
Deferred revenue – related party	-	(29,250)
Net cash used in operating activities	(215,036)	(99,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(132,479)
Net cash used in investing activities	-	(132,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(24,500)
Proceeds from Series D Preferred Stock	235,000	-
Proceeds from convertible notes	72,500	255,000
Payment of convertible notes	(146,875)	(10,000)
Proceeds from notes payable - related party	57,000	14,500
Net cash provided by financing activities	217,625	235,000

Net cash increase for the period	2,589	2,614
Cash at beginning of period	525	109
Cash at End of Period	$3,114	$2,723

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$134,506	$12,140
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$126,130	$255,000
Original Issue Discount on convertible notes	$-	$26,750
Derivative due to warrants issued to settle interest	$-	$29,000
Convertible note exchanged for accrued interest	$-	$11,000
Issued Series E Preferred stock as a dividend to Common shareholders	$-	$773
Conversion of Series B Preferred stock into common stock	$1,540	$800
Conversion of convertible notes and accrued interest into common stock	$155,418	$159,668
Common Shares issued for services	$-	$95,000
Conversion of warrants into common stock	$-	$1,304
Settlement of derivative liability to additional paid in capital	$465,459	$414,319
Issued convertible note for legal service	$-	$30,000
Issued note payable for equity purchase agreement	$-	$50,000
Issued note payable for purchase of equipment	$-	$200,000
Convertible note exchanged for note payable and accrued interest	$53,630	$-
Cancellation of Series E Preferred Stock	$1	$-
Reclassification of accounts payable to notes payable - related party	$9,640	$-
Reclass from note payable - related party to note payable	$-	$60,532
Adjustment to Series C Preferred Stock	$-	$380
Adjustment to common stock	$-	$5

See accompanying notes to the unaudited financial statements

NATE’S FOOD CO.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

Nate’s Food Co. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. The Company selected May 31 as its fiscal year end. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger with Nate’s Pancakes, Inc. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on October 6, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2016 as reported in Form 10-K, have been omitted.

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

Recently Adopted Accounting Standards

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Long-Lived Assets

Long-lived assets such as property and equipment are stated at cost less accumulated depreciation. Long-live assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Equipment	10 years

As of February 28, 2017, equipment of $395,195 reflects acquisition costs. During the periods ended February 28, 2017 and February 29, 2016, depreciation expense was $29,640 and $0, respectively

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, accrued expenses, convertible notes and Note payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2017, and May 31, 2016, measured at fair value on a recurring basis:

February 28, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	123,708	123,708

May 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	2,039,179	2,039,179

Note 2 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses from operations, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully obtain additional financing to continue operations and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Notes Payable – Related Parties

	February 28, 2017	May 31, 2016

Note payable to WB Partners (a company controlled by Joseph Wade, shareholder)	$60,532	$60,532
Note payable to corporate officer	181,616	114,976
Total notes payable	242,148	175,508
Less: current portion of notes payable	242,148	175,508
Total	$-	$-

During the nine months ended February 28, 2017, the Company borrowed $66,640 from our officer for working capital. As at February 28, 2017, the total amount owed to this officer was $181,616. Of this amount, $57,000 of the loan is at 10% interest and to be repaid by June 28, 2017. $71,902 of the loan is at 10% interest, and $52,714 of the loan is at 0% interest. Both of the loans are to be repaid by December 31, 2016 and is currently in default.

During the nine months ended February 28, 2017, the Company did not have borrowings or repayments to WB Partners. The total amount owed was $60,532 as at February 28, 2017. The loan was at 0% interest, matured on December 31, 2015 and is currently in default.

Note 4 – Notes Payable

The Company had the following notes payable at February 28, 2017 and May 31, 2016.

	February 28, 2017	May 31, 2016

Note payable to Tarpon Bay partners	$-	$50,000
Note payable to SouthCorp Capital	200,000	200,000
	200,000	250,000
Less: deferred financing cost	(7,135)	(15,459)
	192,865	234,541
Less: current portion of notes payable	192,865	50,000
Total	$-	$184,541

Note payable to Tarpon Bay partners

On October 8, 2015, the Company issued a Promissory Note (the “Note”) to Tarpon Bay Partners LLC, for $50,000, due April 30, 2016. The Note carries an annual interest rate of 10%. On August 9, 2016, the Company entered into the new agreement which the company issued a convertible note of $53,630 for payment of the Note of $50,000 and accrued interest of $3,630.

Note payable to SouthCorp Capital

On October 20, 2015, the Company issued a Promissory Note to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for purchase of equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. As of February 28, 2017, the Company owes $222,453, of which $22,453 is accrued interest. The Company recognized amortization expense related to the deferred financing cost of $8,324 for the nine months ended February 28, 2017.

Note 5 – Convertible Debt

The Company had the following convertible notes payable outstanding as of February 28, 2017 and May 31, 2016:

	February 28, 2017	May 31, 2016
Typenex Co	$-	$39,688
EMA Financial	-	39,967
BOU Trust	-	60,260
Fourth Man, LLC	-	55,000
Lucosky Brookman	-	20,000
JSJ Investments	85,500	-
	85,500	214,915
Less: debt discount and deferred financing cost	(42,280)	(22,296)
	43,220	192,619
Less: current portion of convertible notes payable	43,220	192,619
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from TypenexCo-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into Shares of Common Stock at an agreed upon discount and frequency of conversions. During the nine months ended February 28, 2017, the note and accrued interest of $63,754 were converted into 46,799,635 shares of common stock.

EMA Financial

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,085 of interest expense for the nine months ended February 28, 2017. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the less of closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $7,164 of interest expense for the nine months ended February 28, 2017. On June 21, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $74,382.

BOU Trust

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $68,250 bears 10% interest and matured on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. During the nine months ended February 28, 2017, a portion of the note of $8,352 was converted into 11,600,000 shares of common stock. On June 24, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Lucosky Brookman

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. Upon the later of the Maturity Date or that date which is six months following the date hereof, this Note shall be convertible into shares of the Company’s common stock. During the nine months ended February 28, 2017, the remaining note balance and accrued interest of $21,536 was fully converted into 3,500,000 shares of common stock.

Fourth Man, LLC

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $952 of interest expense for the nine months ended February 28, 2017. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this debenture at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $13,095 of interest expense for the nine months ended February 28, 2017. On June 16, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Tarpon Bay

On August 9, 2016, the Company issued a convertible note of $53,630 to Tarpon Bay to repay note payable of $50,000 and interest expense of $3,630. The $53,630 bears 10% interest and matures on December 31, 2016. The holder is entitled at any time to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 90% of the lowest closing price for 15 trading days ending on the trading days. Notwithstanding the above, Holder agrees to convert only that portion of the principal and accrued interest of this note that converts into no greater than 1,000,000 shares of common stock for any single Notice of Conversion. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $53,630 of interest expense for the nine months ended February 28, 2017. During the nine months ended February 28, 2017, the note and accrued interest of $61,776 were converted into 12,513,330 shares of common stock.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matures on July 13, 2017. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common Stock. Conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $43,220 for the nine months ended February 28, 2017.

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

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2017:

Balance - May 31, 2016	$2,039,179
Addition of new derivative as debt discount	126,130
Day one loss due to derivative	87,124
(Gain) on change in fair value of the derivative	(263,523)
(Gain) on change in fair value of the derivative due to cash payoff	(1,399,743)
Settled upon conversion of debt	(465,459)
Balance - February 28, 2017	$123,708

The following table summarizes the gain/loss on derivative liability included in the income statement for the periods ended February 28, 2017 and February 29, 2016, respectively.

	Nine Months Ended
	February 28,	February 29,
	2017	2016
Day one loss due to derivatives on convertible debt	$87,124	$105,223
(Gain) on change in fair value of the derivative	(1,663,266)	353,551
	$(1,576,142)	$458,774

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	February 28, 2017	February 29, 2016
Expected term	0.21 - 4.08 years	0.07 - 5 years
Expected average volatility	174.41% - 314.75%	94.21% - 1,097.67%
Expected dividend yield	-	-
Risk-free interest rate	0.34% - 1.62%	0.06% - 1.65%

Note 7 – Equity Transactions

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of owned.

There were no issuances of the Series A Preferred Stock during the nine months ended February 28, 2017

Series B Convertible Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.

During the nine months ended February 28, 2017, 15,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 15,400,000 shares of common stock, for a value of $1,540, of which $1,523 was recorded as a deemed dividend.

As of February 28, 2017, and May 31, 2016, 126,570 and 141,970 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Preferred Stock at a par value of $1. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock.

There were no issuances of the Series C Preferred Stock during the nine months ended February 28, 2017.

Series D Convertible Preferred Stock

On June 13, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, “Series D Convertible Preferred Stock.

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock at a par value of $0.0001.

Beginning January 1, 2017, each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert each of its shares of Series D Preferred Stock into a 15 of fully paid and nonassessable shares of common stock.

During the nine months ended February 28, 2017, the Company issued 2,350,000 share of Series D Preferred Stock for cash of $235,000.

As of February 28, 2017 and May 31, 2016, 2,350,000 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

During the nine months ended February 28, 2017, 9,000 shares of Series E Preferred Stock were cancelled by a holder and the company recognized additional paid in capital and reversed Series E Preferred Stock with par value.

As of February 28, 2017 and May 31, 2016, 10,216,000 and 10,225,000 shares of Series E Preferred Stock were issued and outstanding, respectively.

The Company evaluated the conversion feature of all convertible preferred stock and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

Common stock

During the nine months ended February 28, 2017, the Company issued common shares, as follows:

•

15,400 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 15,400,000 shares of common stock, for a value of $1,540, of which $1,523 was recorded as a deemed dividend.

•	74,412,965 common shares were issued for the conversion of debt and accrued interest of $155,418
•	20,000,000 common shares were issued to our officers as compensation for a value of $50,000

As of February 28, 2017 and May 31, 2016, 361,721,856 and 251,908,891 shares of common stock were issued and outstanding, respectively.

Warrants

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 12,695,728 shares of common stock at $0.0008 per share.

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
12,695,728	3.59 years	$0.0008	12,695,728	$0.0008

The following table summarizes warrant activity for the nine months ended February 28, 2017:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2016	4,062,633	$0.0025	4.33 years
Reset features	8,633,095	0.0008	3.59 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, February 28, 2017	12,695,728	$0.0008	3.59 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at February 28, 2017, for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of February 28, 2017, the aggregate intrinsic value of options outstanding was approximately $8,887 based on the closing market price of $0.0015 on February 28, 2017.

Note 8 – Subsequent Events

On March 10, 2017, the Company granted to its board of directors, officers and support personnel the following share-based awards:

a)	50 Series A preferred stock

b)	23,430 Series B preferred stock

c)	4 million Series D preferred stock

As agreed by and between the Company and WB Partners on May 9, 2017, the note payable to WB Partners was cancelled and shall cease to be with respect to the unpaid principal balance of $60,532.

As agreed by and between the Company and Southcorp Capital on May 9, 2017, the note payable to SouthCorp Capital was cancelled and shall cease to be with respect to the unpaid principal balance and accrued interest of $222,453.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

On August 23, 2016, we entered in to an arrangement with one of California’s largest aerosol producers to begin pilot production runs of Nate’s Homemade Pancake and Waffle Batter in order to start supplying Southern California grocery stores. This will enable our company to expand our current online sales activity to include distribution to regional grocery chains without impacting our ongoing development activities with ABCO Laboratories Inc. in Northern California.

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

Results of Operations

Three Months Ended February 28, 2017 Compared to the Three Months Ended February 29, 2016

	Three Months Ended
	February 28,	February 29,
	2017	2016	Change	%

Sales	$715	$-	$715	-
Cost of Goods Sold	-	-
Gross profit	715	-	715	-

Selling, general and administrative	95,506	188,931	(93,425)	(49)%
Depreciation	9,880	-	9,880	-
Food development/research	-	-	-	-
Total operating expenses	105,386	188,931	(83,545)	(44)%

(Gain) loss on derivative	(162,040)	359,753	(521,793)	(145)%
Interest Expenses	40,187	159,901	(119,714)	(75)%
Net Income (Loss)	$17,182	$(708,585)	$725,767	(102)%

Revenue

Our company generated $715 in revenue with a gross profit of $715 or 100%, for the three months ended February 28, 2017 as compared to $0 in revenue with a gross profit of $0, for the three months ended February 29, 2016.

Operating Expenses

Operating expenses decreased for the three months ended February 28, 2017 as compared to the same period in 2016.

During the period ended February 28, 2017, we incurred general and administrative expenses of $95,506 compared to $188,931 incurred during the period ended February 29, 2016. The decrease was primarily the result of in stock based compensation of $45,000, sample expense of $12,739 and professional fees of $12,823 incurred in 2016.

Nine Months Ended February 28, 2017 Compared to the Nine Months Ended February 29, 2016

	Nine Months Ended
	February 28,	February 29,
	2017	2016	Change	%

Sales	$4,107	$-	$4,107	-
Sales - related party	-	29,250	(29,250)	(100)%
Cost of Goods Sold	-	17,600	(17,600)	(100)%
Gross profit	4,107	11,650	(7,543)	(65)%

Selling, general and administrative	207,087	328,538	(121,451)	(37)%
Depreciation	29,640	-	29,640	-
Food development/research	1,532	1,850	(318)	(17)%
Total operating expenses	238,259	330,388	(92,129)	(28)%

Other income	(1,290)	-	(1,290)	-
(Gain) loss on derivative	(1,576,142)	458,774	(2,034,916)	(444)%
Interest Expenses	225,762	368,937	(143,175)	(39)%
Net Income (Loss)	$1,117,518	$(1,163,227)	$2,280,745	(196)%

Revenue

Our company generated $4,107 in revenue with a gross profit of $4,107 or 100%, for the nine months ended February 28, 2017 as compared to $29,250 in revenue with a gross profit of $11,650, or 40%, for the nine months ended February 29, 2016.

Operating Expenses

Operating expenses decreased for the nine months ended February 28, 2017 as compared to the same period in 2016.

During the period ended February 28, 2017, we incurred general and administrative expenses of $207,087 compared to $328,538 incurred during the period ended February 29, 2016. The decrease was primarily the result of in stock based compensation of $104,862 and sample expense of $13,394 incurred in 2016.

Other (Income) Expenses

During the period ended February 28, 2017, we incurred gain on derivatives of $1,576,142 compared to $458,774 in loss on derivative during the period ended February 29, 2016. The increase of gain on derivative was primarily the result of the repayment of convertible notes.

During the period ended February 28, 2017, we incurred interest expense of $225,762 compared to $368,937 during the period months ended February 29, 2016. The decrease was primarily the result of a decrease in convertible notes.

Liquidity and Capital Resources

Balance Sheet Date	February 28, 2017	May 31, 2016	Change	%

Cash	$3,114	$525	$2,589	493%
Total Assets	$368,669	$395,720	$(27,051)	(7)%
Total Liabilities	$765,214	$2,815,659	$(2,050,445)	(73)%
Stockholders’ Deficit	$(396,545)	$(2,419,939)	$2,023,394	(84)%

	February 28, 2017	May 31, 2016	Change	%

Current Assets	$3,114	$525	$2,589	493%
Current Liabilities	$765,214	$2,631,118	$(1,865,904)	(71)%
Working Capital Deficiency	$(762,100)	$(2,630,593)	$1,868,493	(71)%

As of February 28, 2017 our company had $3,114 in cash, and $365,555 in equipment and a total of $368,669 in assets. In management’s opinion, our company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of February 28, 2017, our total current liabilities were $765,214 which primarily consisted of $242,148 in notes payable – related parties, $192,865 in note payable, $123,708 in derivative liability, and $116,151 in accounts payable and accrued liabilities as compared to May 31, 2016, with total current liabilities of 2,631,118 which primarily consisted of $2,039,179 in derivative liability, $120,714 accrued expenses, $175,508 in notes payable - related parties, $50,000 in notes payable, $53,098 in accounts payable and accrued liabilities and $192,619 in convertible notes.

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

Long-Lived Assets

Long-lived assets such as property and equipment are stated at cost less accumulated depreciation. Long-live assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, our company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

As of February 28, 2017, equipment of $365,555 reflects acquisition costs. During the periods ended February 28, 2017 and February 29, 2016, depreciation expense was $29,640 and $0, respectively.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer,
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATE’S FOOD CO.
(Registrant)

Dated: May 17, 2017	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 17, 2017	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

