Form 10-K
period 2017-05-31
Nate's Food Co.
filed 2017-12-22
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52831

NATE'S FOOD CO.
(Exact name of registrant as specified in its charter)

Colorado	46-3403755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15151 Springdale Street, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 341-1834

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2016, was $881,938 based on a $0.00285 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

507,669,616 common shares as of December 18, 2017.

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

On April 6, 2017, our board of directors and a majority of our shareholders approved the filing of Restated Articles of Incorporation to increase the authorized shares of common stock of our company from Five Hundred Million (500,000,000) to One Billion Five Hundred Million 1,500,000,000. The Restated Articles of Incorporation to effect the increase of common stock was filed with the Secretary of State for the State of Colorado on July 26, 2017.

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

Payments/Royalty

Our company shall pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license requires that we pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement (June 1, 2015) which is against the 3% royalty. The fee began accruing on June 1, 2015. As at May 31, 2017and 2016, accrued fees are $103,500 and $34,000, respectively, and is included in accounts payable and accrued liabilities in the accompanying financial statements.

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

Our Product

Through Nate’s Homemade we sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. Our current product is an original flavor of pancake and waffle batter. We are currently in the process of developing additional flavors and products with the goal to have 10 products in development in 2017. Currently, we have developed three flavors for our pancake and waffle mix and have begun development on a brownie batter. We plan to continue to expand into other baked goods and other non-breakfast areas.

Our Customers

We sell our products across the United States to a variety of customers through our online store at www.nateshomemade.com.

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

Research and Development

We have incurred $1,532 and $1,850 in research and development expenditures during the years ended May 31, 2017 and 2016, respectively.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
May 31, 2017	$0.0027	$0.0012
February 28, 2017	$0.0041	$0.0012
November 30, 2016	$0.0101	$0.0013
August 31, 2016	$0.0175	$0.0048
May 31, 2016	$0.014	$0.0012
February 29, 2016	$0.0112	$0.0017
November 30, 2015	$0.039	$0.006
August 31, 2015	$0.085	$0.0177
May 31, 2015	$0.098	$0.0494

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

On December 15, 2017, the shareholders’ list showed 32 registered shareholders with 507,669,616 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended May 31, 2017, we issued 17,806,592 shares for conversion of debt totaling $12,242.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report.

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

Results of Operations - Years Ended May 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2017 and 2016, which are included herein.

Our operating results for the years ended May 31, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	May 31,
	2017	2016	Change	%

Sales	$4,486	$-	$4,486	-
Sales - related party	-	29,250	(29,250)	(100%)
Cost of Goods Sold	-	15,691	(15,691)	(100%)
Gross profit	4,486	13,559	(9,073)	(67%)

Selling, general and administrative	405,185	339,273	65,912	19%
Food development/research	1,532	1,850	(318)	(17%)
Depreciation	39,520	-	39,520	-
Impairment loss on equipment	355,675	-	355,675	-
Total operating expenses	801,912	341,123	460,789	135%

Other income	(1,290)	-	(1,290)	-
Gain (loss) on derivative	(1,586,848)	2,022,262	(3,609,110)	(178%)
Interest Expenses	272,105	543,842	(271,737)	(50%)
Net Income (Loss)	$518,607	$(2,910,446)	$3,429,053	(118%)

Revenue

Our company generated $4,486 in revenue with a gross profit of $4,486 or 100%, for the year ended May 31, 2017 as compared to $29,250 in revenue with a gross profit of $13,559, or 46%, for the year ended May 31, 2016.

Operating expenses

Our operating expenses for the year ended May 31, 2017 were $801,912 compared to $341,123 as of May 31, 2016. The increase in operating expenses was primarily as a result of an increase in selling, general and administrative, from an increase in stock based compensation by $45,060 during the 2017 fiscal year and impairment loss on equipment.

Our financial statements report a net income of $518,607 for the year ended May 31, 2017 compared to a net loss of $2,910,446 for the year ended May 31, 2016. Our income have increased by $3,429,053 primarily as a result of an increase in gain on derivative.

Liquidity and Financial Condition

Working Capital

	May 31, 2017	May 31, 2016	Change	%

Current Assets	$727	$525	$202	38%
Current Liabilities	$525,698	$2,631,118	$(2,105,420)	(80%)
Working Capital Deficiency	$(524,971)	$(2,630,593)	$2,105,622	(80%)

Cash Flows

	Year Ended
	May 31,
	2017	2016	Change

Cash Flows Used in Operating Activities	$(217,923)	$(121,605)	$(95,818)
Cash Flows Used in Investing Activities	-	(132,479)	$132,479
Cash Flows Provided by Financing Activities	218,125	254,500	$(36,875)
Net change in Cash During Period	$202	$416	$(214)

Our total current liabilities as of May 31, 2017 were $525,698 as compared to total current liabilities of $2,631,118 as of May 31, 2016. The decrease was primarily due to a decrease in derivative liabilities of $1,948,193 and convertible notes of $130,900.

Operating Activities

Net cash used in operating activities was $217,923 for the year ended May 31, 2017 compared with net cash used in operating activities of $121,605 in the same period in 2016.

Investing Activities

Net cash used in investing activities was $0 for the year ended May 31, 2017 compared to net cash used in investing activities of $132,479 in the same period in 2016, due to increased expenditures on fixed assets during 2017.

Financing Activities

Net cash from financing activities was $218,125 for the year ended May 31, 2017 compared to $254,500 provided from financing activities in the same period in 2016, primarily due to a decrease in proceeds from convertible notes offset by an increase in proceeds from preferred stock and payment of convertible notes during 2017.

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

During the year ended May 31, 2017 and 2016, impairment of equipment was $355,675 and $0, respectively

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

May 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Nate’s Food Co.

Huntington Beach, California

We have audited the accompanying balance sheets of Nate’s Food Co. (“the Company”), as of May 31, 2017 and 2016, and the related statements of operations, changes in stockholders' deficit and cash flows the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nate’s Food Co. as of May 31, 2017 and 2016, and the results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 22, 2017

Nate’s Food Co.

Balance Sheets

	May 31,	May 31,
	2017	2016
ASSETS
Current assets:
Cash	$727	$525
Total current assets	727	525

Non-current assets:
Equipment, net	-	395,195
Total non-current assets	-	395,195
TOTAL ASSETS	$727	$395,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$143,498	$53,098
Accrued expense	30,067	120,714
Note payable, net of $0 debt discount as of May 31,2017 and 2016, respectively	-	50,000
Notes payable - related parties, current portion	199,428	175,508
Convertible notes, net of $11,539 and $22,296 debt discount as of May 31,2017 and 2016, respectively	61,719	192,619
Derivative liability	90,986	2,039,179
Total current liabilities	525,698	2,631,118

Non-current liabilities:
Note payable - related party, net of $0 and $15,459 debt discount as of May 31,2017 and 2016, respectively	-	184,541
Total non-current liabilities	-	184,541
Total liabilities	525,698	2,815,659

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 and 1,940,103 issued and outstanding, respectively	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 148,322 and 141,970 issued and outstanding, respectively	15	14
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 issued and outstanding	58,774	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 and 0 issued and outstanding, respectively	635	-
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,216,000 and 10,225,000 issued and outstanding, respectively	1,021	1,022
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 381,206,448 and 251,908,891 issued and outstanding, respectively	381,206	251,909
Additional paid in capital	2,935,801	1,394,099
Accumulated deficit	(3,902,617)	(4,125,951)
Total stockholders’ deficit	(524,971)	(2,419,939)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$727	$395,720

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Operations

	Year Ended
	May 31,
	2017	2016

Sales	$4,486	$-
Sales - related party	-	29,250
Cost of Goods Sold	-	15,691
Gross Profit	4,486	13,559

Operating Expenses
Selling, general and administrative	405,185	339,273
Depreciation	39,520	-
Food development/research	1,532	1,850
Impairment loss on equipment	355,675	-
Total operating expenses	801,912	341,123

Operating Loss	(797,426)	(327,564)

Other (Income) Expense
Other income	(1,290)	-
(Gain) loss on derivative	(1,586,848)	2,022,262
Interest Expenses	272,105	543,842
Loss on settlement of debt	-	16,778
Total other (income) expenses	(1,316,033)	2,582,882

Net Income (Loss)	$518,607	$(2,910,446)

Deemed dividend on Series B and Series D convertible preferred stock	(295,273)	(792)
Net income (loss) attributable to common stockholders	$223,334	$(2,911,238)

Net income (loss) per common share,
Basic	$0.00	$(0.02)
Diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted
Basic	318,200,901	130,632,676
Diluted	450,794,901	130,632,676

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Changes in Stockholders' (Deficit) Equity

	Preferred Stock												Additional		Totel
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit
Balances May 31, 2015	1,940,103	$194	149,365	$15	26,394	$26,394	-	$-	-	$-	77,200,000	$77,200	$780,347	$(1,214,713)	$(330,563)
Stock based compensation	-	-	-	-	32,000	32,000	-	-	2,500,000	250	24,500,000	24,500	98,362	-	155,112
Issued Series E Preferred stock as a dividend to Common shareholders	-	-	-	-	-	-	-	-	7,725,000	772	-	-	(772)	-	-
Beneficial Conversion feature on series B preferred stock	-	-	(8,000)	(1)	-	-	-	-	-	-	8,000,000	8,000	(7,207)	(792)	-
Conversion of Convertible note	-	-	-	-	-	-	-	-	-	-	128,758,891	128,759	79,075	-	207,834
Common stock issued in exchange for warrants	-	-	-	-	-	-	-	-	-	-	13,400,000	13,400	(13,400)	-	-
Issued note payable for equity purchase agreement	-	-	-	-	-	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Reclassification of derivative liability to APIC	-	-	-	-	-	-	-	-	-	-	-	-	508,124	-	508,124
Adjustment to Series B and C Preferred Stock and common stock	-	-	605	-	380	380	-	-	-	-	50,000	50	(430)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,910,446)	(2,910,446)
Balances May 31, 2016	1,940,103	194	141,970	14	58,774	58,774	-	-	10,225,000	1,022	251,908,891	251,909	1,394,099	(4,125,951)	(2,419,939)
Stock based compensation	50	-	23,430	2	-	-	4,000,000	400	-	-	20,000,000	20,000	179,770	-	200,172
Issued Series D Preferred stock for cash	-	-	-	-	-	-	2,350,000	235	-	-	-	-	234,765	-	235,000
Cancelled Series E Preferred stock	-	-	-	-	-	-	-	-	(9,000)	(1)	-	-	1	-	-
Beneficial Conversion feature on Series B Preferred stock	-	-	(17,078)	(1)	-	-	-	-	-	-	17,078,000	17,078	(15,554)	(1,523)	-
Beneficial conversion feature on Series D Preferred stock and related amortization	-	-	-	-	-	-	-	-	-	-	-	-	293,750	(293,750)	-
Conversion of Convertible note	-	-	-	-	-	-	-	-	-	-	92,219,557	92,219	75,441	-	167,660
Cancellation of related party notes and accrued interest	-	-	-	-	-	-	-	-	-	-	-	-	286,054	-	286,054
Reclassification of derivative liability to APIC	-	-	-	-	-	-	-	-	-	-	-	-	487,475	-	487,475
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	518,607	518,607
Balances May 31, 2017	1,940,153	$194	148,322	$15	58,774	$58,774	6,350,000	$635	10,216,000	$1,021	381,206,448	$381,206	$2,935,801	$(3,902,617)	$(524,971)

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Cash Flow

	Year Ended
	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$518,607	$(2,910,446)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	200,172	155,112
Depreciation	39,520	-
Impairment loss on equipment	355,675	-
Interest on convertible note exchanged for warrants	-	12,222
Loss on settlement of debt	-	16,778
Amortization of debt discount	165,346	381,696
(Gain) loss on derivative liability	(1,586,848)	2,022,262
Amortization of deferred financing cost	-	29,292
Changes in assets and liabilities:
Prepaid expense	-	30,000
Accounts payable and accrued liabilities	117,352	50,098
Accrued expenses	(27,747)	120,631
Deferred revenue – related party	-	(29,250)
Net cash used in operating activities	(217,923)	(121,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(132,479)
Net cash used in investing activities	-	(132,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(24,500)
Proceeds from issuance of Series D Preferred Stock	235,000	-
Proceeds from convertible notes	72,500	255,000
Payment of convertible notes	(146,875)	(10,000)
Proceeds from notes payable - related party	57,500	34,000
Net cash provided by financing activities	218,125	254,500

Net cash increase for the period	202	416
Cash at beginning of period	525	109
Cash at end of Period	$727	$525

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$134,506	$12,140
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$126,130	$275,000
Original issue discount on convertible notes	$-	$26,750
Derivative due to warrants issued to settle interest	$-	$29,000
Convertible note exchanged for accrued interest	$-	$11,000
Issued Series E Preferred stock as a dividend to Common shareholders	$-	$772
Beneficial conversion feature on Series B and Series D Preferred stock	$295,273	$-
Conversion of Series B Preferred stock into common stock	$1,708	$800
Conversion of convertible notes and accrued interest into common stock	$167,660	$207,834
Conversion of warrants into common stock	$-	$1,304
Settlement of derivative liability to additional paid in capital	$487,475	$508,124
Issued convertible note for legal service	$-	$30,000
Issued note payable for equity purchase agreement	$-	$50,000
Issued note payable for purchase of equipment	$-	$200,000
Convertible note exchanged for note payable and accrued interest	$53,630	$-
Cancellation of Series E Preferred Stock	$1	$-
Reclassification of accounts payable to notes payable - related party	$26,952	$-
Cancellation of related party notes payable and accrued interest	$286,054	$-
Adjustment to Series C Preferred Stock	$-	$380
Adjustment to common stock	$-	$5

The accompanying notes are an integral part of these financial statements.

NATE’S FOOD CO.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term marketable securities purchased with maturity of three months or less to be cash equivalents.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the estimated service period (generally the vesting period) on the straight-line method. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to non-employees is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.

Revenue Recognition

It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products. For the years ended May 31, 2017, and 2016, the Company has generated $4,486 and $0 in revenue from third parties and $0 and 29,250 in revenue from a related party, respectively.

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

Research and Development

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $1,532 and $1,850 in fiscal 2017 and 2016, respectively.

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

We completed an impairment evaluation of equipment at May 31, 2017, and recognized an impairment loss of $355,675 and $0 during the years ended May 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued liabilities, accrued expenses, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2017, and 2016, measured at fair value on a recurring basis:

May 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$90,986	$90,986

May 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$2,039,179	$2,039,179

Basic Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for outstanding warrants and options and using the if-converted method for convertible debt and convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended May 31, 2017 and 2016, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Year ended
	May 31,
	2017	2016
	(Shares)	(Shares)
Warrants	13,483,132	4,062,633
Convertible notes payable	119,110,868	165,558,975
Series B convertible preferred stock	148,322,000	124,892,000
Series C convertible preferred stock	3,879,084	3,879,084
Series D convertible preferred stock	95,250,000	-
Series E convertible preferred stock	102,160,000	102,160,000
	482,205,084	400,552,692

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended May 31, 2017:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$223,334	318,200,901	$0.00
Effect of dilutive securities:
Warrants	(33,593)	13,483,132	-
Convertible notes payable	(1,281,150)	119,110,868	-
Preferred stock	-	-	-
Diluted EPS	$(1,091,409)	450,794,901	$(0.00)

For the year ended May 31, 2016, the warrants, convertible notes and convertible preferred stock that were potentially dilutive, were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

Recently Issued Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the succeeding paragraphs and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Notes Payable – Related Parties

Notes payable – related parties consist of:

	May 31, 2017	May 31, 2016

Note payable to WB Partners (a company controlled by Joseph Wade)	$-	$60,532
Note payable to corporate officer	199,428	114,976
Note payable to SouthCorp Capital	-	200,000
Total notes payable	199,428	375,508
Less: deferred financing cost	-	(15,459)
	199,428	360,049
Less: current portion of notes payable	199,428	175,508
Total	$-	$184,541

During the year ended May 31, 2017, the Company borrowed $57,500 from our officer for working capital and converted an existing accounts payable to him of $26,952 to a note payable. As at May 31, 2017, the total amount owed to this officer was $199,428. Of this amount, $57,500 of the loan is at 10% interest and to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest, and $70,026 of the loan is at 0% interest. Both of the loans were to be repaid by December 31, 2016 and are currently in default. During the year ended May 31, 2016, the Company borrowed $34,000 from our officer for working capital. As at May 31, 2016, the total amount owed to this officer was $114,976. Of this amount, $71,902 of the loan is at 10% interest, and $43,074 of the loan is at 0% interest.

During the year ended May 31, 2017, the amount the Company borrowed and repaid $0 to WB Partners. The loan is at 0% interest and was to be repaid by December 31, 2016. As agreed by and between the Company and WB Partners on May 9, 2017, the note payable to WB Partners was cancelled and the Company recorded $60,532 as additional paid in capital.

On October 20, 2015, the Company issued a Promissory Note (the “Note”) to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for purchase of equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. The Company recognized interest expense of $15,036 and amortization expense related to the deferred financing cost of $15,459 for the year ended May 31, 2017. As agreed by and between the Company and Southcorp Capital on May 9, 2017, the note payable to SouthCorp Capital of $200,000 and accrued interest of 25,522 was cancelled and the Company recorded $225,522 as additional paid in capital.

Note 4 – Note Payable

The Company had the following note payable at May 31, 2017 and 2016.

	May 31, 2017	May 31, 2016

Note payable to Tarpon Bay partners	$-	$50,000

On October 8, 2015, the Company issued a Promissory Note (the “Note”) to Tarpon Bay Partners LLC, for $50,000, due April 30, 2016. The Note carries an annual interest rate of 10%. On August 9, 2016, the Company entered into the new agreement in which the Company issued a convertible note of $53,630 for payment of the Note of $50,000 and accrued interest of $3,630.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of May 31, 2017 and 2016:

	May 31, 2017	May 31, 2016
Typenex Co	$-	$39,688
EMA Financial	-	39,967
BOU Trust	-	60,260
Fourth Man, LLC	-	55,000
Lucosky Brookman	-	20,000
JSJ Investments	73,258	-
	73,258	214,915
Less: debt discount and deferred financing cost	(11,539)	(22,296)
	61,719	192,619
Less: current portion of convertible notes payable	61,719	192,619
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from Typenex Co-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest and matures in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into shares of common stock at an agreed upon discount and frequency of conversions. During the year ended May 31, 2017, the note and accrued interest of $63,754 were converted into 46,799,635 shares of common stock.

EMA Financial

On August 14, 2015, the Company received financing in the amount of $65,500 from EMA Financial, LLC with $5,500 cash discount to the lender and incurred $6,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $1,085 of interest expense for the year ended May 31, 2017. The $65,500 bears 10% interest and matures in twelve months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is the lesser of the closing sale price of $0.035 and 60% of the lowest trade occurring during the 15 consecutive trading days immediately preceding the conversion date. The Company may prepay the note at any time during the first 120 days, at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest, but no prepayment permitted thereafter. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $7,164 of interest expense for the year ended May 31, 2017. On June 21, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $74,382.

BOU Trust

On September 25, 2015, the Company received financing in the amount of $68,250 from BOU Trust with $3,250 cash discount to the lender and incurred $6,500 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $68,250 bears 10% interest and matured on March 25, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is the 60% of the lowest traded price, determined on the then current trading market for the Company’s common stock, for the 20 trading days prior to conversion. The Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon send days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. During the year ended May 31, 2017, a portion of the note of $8,352 was converted into 11,600,000 shares of common stock. On June 24, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Lucosky Brookman

On November 5, 2015, the Company issued convertible note of $30,000 to Lucosky Brookman, LLC. The Company repays in advance $5,000 per month. The $30,000 bears 0% interest and matures on March 20, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is the 60% of average of the lowest for 10 trading days prior to conversion at the option of the holder, in whole at any time and from time to time. Upon the later of the Maturity Date or that date which is six months following the date hereof, this note shall be convertible into shares of the Company’s common stock. During the year ended May 31, 2017, the remaining note balance and accrued interest of $21,536 was fully converted into 3,500,000 shares of common stock.

Fourth Man, LLC

On November 5, 2015, the Company received financing in the amount of $55,000 from Fourth Man, LLC, with $5,000 cash discount to the lender and incurred $4,000 financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method resulting in $952 of interest expense for the year ended May 31, 2017. The $55,000 bears 10% interest and matures on August 4, 2016. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is the 53% of the lowest daily trading price, determined on the then current trading market for the Company’s common stock, for 10 trading days prior to conversion at the option of the holder, in whole at any time and from time to time. During the first 90 days subsequent to the date of issuance, the Company may prepay any portion of the principal amount at 130% of such amount along with any accrued interest of this note at any time upon seven days written notice to the holder. After the first 90 days subsequent to the date of issuance, the Company may prepay any portion of the principal amount at 150% of such amount along with any accrued interest of this note at any time upon seven days written notice to the holder. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $13,095 of interest expense for the year ended May 31, 2017. On June 16, 2016, the Company paid off the full balance due including interest and retired this debt entirely for the sum of $75,000.

Tarpon Bay

On August 9, 2016, the Company issued a convertible note of $53,630 to Tarpon Bay to repay note payable of $50,000 and interest expense of $3,630. The $53,630 bears 10% interest and matures on December 31, 2016. The holder is entitled at any time to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is the 90% of the lowest closing price for 15 trading days ending on the trading days. Notwithstanding the above, holder agrees to convert only that portion of the principal and accrued interest of this note that converts into no greater than 1,000,000 shares of common stock for any single notice of conversion. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $53,630 of interest expense for the year ended May 31, 2017. During the year ended May 31, 2017, the note and accrued interest of $61,776 were converted into 12,513,330 shares of common stock.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matures on July 13, 2017. The note is currently in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common Stock. Conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $73,961 for the year ended May 31, 2017. During the year ended May 31, 2017, the note of $12,242 was converted into 17,806,592 shares of common stock.

Note 6 – Derivative Liability

The Company analyzed the conversion options on the convertible notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the embedded conversion option should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at May 31, 2017 and 2016:

Balance - May 31, 2015	$221,040
Addition of new derivative as debt discount	275,000
Addition of new derivative due to warrant	29,000
Day one loss due to derivative	130,121
(Gain) on change in fair value of the derivative	1,892,141
Settled upon conversion of debt	(508,123)
Balance - May 31, 2016	$2,039,179

Addition of new derivative as debt discount	$126,130
Day one loss due to derivative	87,124
(Gain) on change in fair value of the derivative	(274,229)
(Gain) on change in fair value of the derivative due to cash payoff	(1,399,743)
Settled upon conversion of debt	(487,475)
Balance - May 31, 2017	$90,986

The following table summarizes the loss on derivative liability included in the statements of operations for the years ended May 31, 2017 and 2016, respectively.

	Year Ended
	May 31,
	2017	2016
Day one loss due to derivatives on convertible debt	$87,124	$130,121
(Gain) loss on change in fair value of the derivative	(1,673,972)	1,892,141
	$(1,586,848)	$2,022,262

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	May 31, 2017	May 31, 2016
Expected term	0.12 - 4.08 years	0.05 - 5 years
Expected average volatility	108.24% - 314.75%	94.21% - 1,097.67%
Expected dividend yield	-	-
Risk-free interest rate	0.34% - 1.62%	0.06% - 1.65%

Note 7 – Equity Transaction

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of owned.

On March 10, 2017, the Company issued 50 shares of Series A Preferred Stock to our officers as compensation for a value of $0.

As of May 31, 2017, and 2016, 1,940,153 and 1,940,103 shares of series A Preferred Stock were issued and outstanding, respectively.

Series B Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred Stock converts into common stock at a ratio of 1:1,000. However, the Series B Preferred Stock may not be converted for a period of 12 months. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

On March 10, 2017, the Company issued 23,430 shares of Series B Preferred Stock to our officers as compensation for a value of $42,172.

During the year ended May 31, 2017, 17,078 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 17,078,000 shares of common stock, for a value of $1,708, of which $1,523 was recorded as a deemed dividend.

During the year ended May 31, 2016, 8,000 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 8,000,000 shares of common stock, for a value of $800, of which $792 was recorded as a deemed dividend.

During the year ended May 31, 2016, the Company adjusted 605 shares of Series B Preferred Stock, to correct the shares issued and outstanding.

As of May 31, 2017, and 2016, 148,322 and 141,970 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

During the year ended May 31, 2016, the Company adjusted 380 shares of Series C Preferred Stock, to correct the shares issued and outstanding.

During the year ended May 31, 2016, the Company granted 32,000 shares of Series C Preferred Stock to consultants for services. The shares were valued at $59,862.

As of May 31, 2017, and 2016, 58,774 shares of Series C Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

On June 13, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, “Series D Convertible Preferred Stock.

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock at a par value of $0.0001.

Beginning January 1, 2017, each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert each of its shares of Series D Preferred Stock into a 15 of fully paid and nonassessable shares of common stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it contained a beneficial conversion feature of $293,750.

During the year ended May 31, 2017, the Company issued 2,350,000 shares of Series D Preferred Stock for cash of $235,000.

On March 10, 2017, the Company issued 4,000,000 shares of Series D Preferred Stock to our officers as compensation for a value of $108,000.

As of May 31, 2017, and 2016, 6,350,000 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

During the year ended May 31, 2017, 9,000 shares of Series E Preferred Stock were cancelled by a holder and the Company credited additional paid in capital and reversed Series E Preferred Stock at par value.

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

On April 25, 2016, the Company issued 2,500,000 shares of Series E Preferred Stock with fair value of $250 for services.

As of May 31, 2017, and 2016, 10,216,000 and 10,225,000 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

On July 26, 2017, the Company filed amended Articles of Incorporation to increase the authorized capital from 500,000,000 shares of common stock to 1,500,000,000 shares of Common Stock and to change the par value to $0.001 per share. The Company is authorized to issue 1,500,000,000 shares of common stock at a par value of $0.001.

During the year ended May 31, 2017, the Company issued common shares, as follows:

•

17,078 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 17,078,000 shares of common stock, for a value of $1,708, of which $1,523 was recorded as a deemed dividend.

•	92,219,557 common shares were issued for the conversion of debt and accrued interest of $167,660
•	20,000,000 common shares were issued to our officers as compensation for a value of $50,000

During the year ended May 31, 2016, the Company issued common shares, as follows:

•	128,758,891 shares of common stock were issued for the conversion of debt and accrued interest of $207,834.

•	8,000,000 shares of common stock were issued for the conversion of Series B Preferred Stock for a value of $800, of which $792 was recorded as a deemed dividend.

•

24,500,000 shares of common stock were issued to a related party for consulting services with a value of $95,000, of which 28,000,000 shares were issued for consulting services and 3,500,000 of these shares were cancelled.

•	13,400,000 common shares were issued in exchange for 20,644,258 warrants on a cashless basis.

•	During the year ended May 31, 2016, the Company adjusted 50,000 shares of common stock to correct the shares issued and outstanding.

As of May 31, 2017, and 2016, 381,206,448 and 251,908,891 shares of common stock were issued and outstanding, respectively.

Warrant

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants are originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of the reset features the warrants became exercisable into 24,706,891 shares of common stock at $0.0025 per share during the year ended May 31, 2016 of which 20,644,258 were exercised during the same year. During the year ended May 31, 2017, the exercise price on the remaining warrants further reset and as a result, the warrants became exercisable into 15,388,761 shares of common stock at $0.00066 per share.

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

15,388,761	3.33 years	$0.0007	15,388,761	$0.0007

The following table summarizes warrant activity for the years ended May 31, 2017 and 2016:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2015	-	$-	-
Grant	1,000,000	0.0500	5 years
Reset features	23,706,891	0.0019	4.66 years
Forfeited	-	-	-
Exercised	20,644,258	0.0019	4.66 years
Outstanding, May 31, 2016	4,062,633	$0.0025	4.33 years

Reset features	11,326,128	0.0007	3.33 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, May 31, 2017	15,388,761	$0.0007	3.33 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at May 31, 2017, for those warrants for which the quoted market price was in excess of the exercise price ("in-the-money" warrants). As of May 31, 2017, the aggregate intrinsic value of warrants outstanding was approximately $8,310 based on the closing market price of $0.0012 on May 31, 2017.

The Company determined that the warrants qualify for derivative accounting (see note 6).

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2017 and 2016 as applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%
-

Changes in the net deferred tax assets consist of the following:

	May 31, 2017	May 31, 2016

Net operating loss carry forward	$762,707	$416,462

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2017	May 31, 2016
Total deferred tax assets at statutory tax rate of 35%	$266,948	$145,762
Increase in valuation allowance	(266,948)	(145,762)
Net deferred tax asset	$-	$-

Note 9 – Subsequent Events

Subsequent to May 31, 2017 through December 22, 2017, the Company issued an aggregate of 126,463,168 common shares for the conversion of debt, accrued interest and associated fees of $36,440.

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

As of May 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2017, our internal control over financial reporting are not effective. Our management reviewed the results of their assessment with our board of directors.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of May 31, 2017:

Independent Directors: Our company does not have any independent directors. We intend to obtain at least two independent directors during the year ended May 31, 2018. The cost associated to the addition is minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: Our company intends to hire additional staff members, either as employees or consultants, prior to May 31, 2018. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase our company's sales, general and administration (SG&A) expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year. As of May 31, 2017, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

No audit committee: Should at least two independent directors be appointed, our company expects that an Audit Committee will be established. The cost associated to the addition an audit committee is minimal and not deemed material.

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

As of May 31, 2017, our company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. Our company’s management expects, once it is in the financial position to do so, to hire additional staff in our accounting department to be able to segregate the duties. Our company expects that the expense will be approximately $60,000 per year which would allow our company to hire two new staff members.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nate Steck	President, Chief Executive Officer and Director	46	May 12, 2014
Marc Kassoff	Vice-President, Chief Financial Officer and Director	69	May 12, 2014
Timothy Denton	Secretary and Director	66	May 12, 2014
Jeremy Kaplan	Vice-President of Marketing/Branding	46	May 12, 2014

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nate Steck	--	--	1(1)
Marc Kassoff	--	--	1(1)
Timothy Denton	--	--	1(1)
Jeremy Kaplan	--	--	1(1)

____________

(1)	The insider is late filing beneficial ownership forms. The required beneficial ownership forms are expected to be filed subsequent to the filing of this Form 10-K.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Nate Steck President, CEO and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Marc Kassoff Vice-President, CFO and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Timothy Denton Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jeremy Kaplan Vice-President Marketing/ Branding	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 15, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Nate Steck 15151 Springdale St, Huntington Beach, CA 92649	6,974,000 Common Stock / Direct 970,052 Series A Preferred / Direct 20,872 Series B Preferred / Direct	1.37% 50% 14.07%
Marc Kassoff 15151 Springdale St, Huntington Beach, CA 92649	5,296,000 Common Stock / Direct 970,051 Series A Preferred / Direct 52,550 Series B Preferred / Direct 1,000,000 Series D Preferred / Direct 10,000 Series E Preferred / Direct	1.04% 50% 35.43% 15.75% *
Timothy Denton 15151 Springdale St, Huntington Beach, CA 92649	5,000,000 Common Stock / Direct 25 Series A Preferred / Direct 20,000 Series B Preferred / Direct 1,000,000 Series D Preferred / Direct 7,240 Series E Preferred / Direct	*% * 13.48% 15.75% *
Jeremy Kaplan 15151 Springdale St, Huntington Beach, CA 92649	5,000,000 Common Stock / Direct 25 Series A Preferred / Direct 20,050 Series B Preferred / Direct 1,000,000 Series D Preferred / Direct	*% * 13.52% 15.75%

Directors and Executive Officers as a Group	22,270,000 Common Stock 1,940,153 Series A Preferred 113,472 Series B Preferred 3,000,000 Series D Preferred 17,240 Series E Preferred	4.39% 100% 76.50% 47.24% 0.17%

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2017. As of December 15, 2017 there were 507,669,616 shares of our company’s common stock issued and outstanding.

22

(2)

Our company is authorized to issue 2,000,000 shares of Series A Preferred Stock, par value $0.0001. As of December 15, 2017 there were 1,940,153 shares of our company’s Series A Preferred Stock issued and outstanding.

(3)

Our company is authorized to issue 150,000 shares of Series B Preferred Stock, par value $0.0001. As of December 15, 2017 there were 148,322 shares of our company’s Series B Preferred Stock issued and outstanding.

(4)

Our company is authorized to issue 250,000 shares of Series C Preferred Stock, par value $1.00. As of December 15, 2017 there were 58,774 shares of our company’s Series C Preferred Stock issued and outstanding.

(5)

Our company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.0001. The Series D Preferred Stock is convertible into shares of our common stock. As of December 15, 2017 there were 6,350,000 shares of our company’s Series D Preferred Stock issued and outstanding. Of the Series D Preferred Stock outstanding, 3,000,000 are held by our directors or officers and upon conversion, no current holder of the Series D Preferred Stock would be a beneficial owner of 5% or more of our common stock.

(6)

Our company is authorized to issue 15,000,000 shares of Series E Preferred Stock, par value $0.0001. As of December 15, 2017 there were 10,216,000 shares of our company’s Series E Preferred Stock issued and outstanding. Of the Series E Preferred Stock outstanding, 17,240 are held by our directors and officers. Upon conversion no current holder of the Series E Preferred stock would be a beneficial owner of 5% or more of our common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended May 31, 2017, the Company borrowed $57,500 from our officer for working capital and converted an existing accounts payable to him of $26,952 to a note payable. As at May 31, 2017, the total amount owed to this officer was $199,428. Of this amount, $57,500 of the loan is at 10% interest and to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest, and $70,026 of the loan is at 0% interest.

During the year ended May 31, 2017, the amount the Company borrowed and repaid $0 to WB Partners. The loan is at 0% interest and was to be repaid by December 31, 2016. As agreed by and between the Company and WB Partners on May 9, 2017, the note payable to WB Partners was cancelled and the Company recorded $60,532 as additional paid in capital.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2017 and for fiscal year ended May 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2017	May 31, 2016
Audit Fees	$31,150	$18,520
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$31,150	$18,520

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 14, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 14, 2007)
3.3	Restated Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10 filed on July 29, 2014)
3.4	Restated Articles of Incorporation field with the Colorado Secretary of State on September 18, 2015 (Incorporated by reference to our Annual Report on Form 10-K filed on October 6, 2016)
3.5

Certificate of Designation, Preferences and Rights of Series D Preferred Stock filed with the Colorado Secretary of State on June 28, 2016 (Incorporated by reference to our Annual Report on Form 10-K filed on October 6, 2016)

3.6	Restated Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 4, 2017)
(10)	Material Contracts
10.1*	Promissory Note dated June 28, 2016 with MSM Investments
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NATE'S FOOD CO.
(Registrant)

Dated: December 22, 2017	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 22, 2017	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 22, 2017	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 22, 2017	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: December 22, 2017	/s/ Timothy Denton
Timothy Denton
Secretary and Director

