Form 10-Q
period 2017-08-31
Nate's Food Co.
filed 2018-02-21
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

507,669,616 common shares issued and outstanding as of February 20, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

Condensed Balance Sheets

(Unaudited)

	August 31,	May 31,
	2017	2017
ASSETS
Current assets:
Cash	$1,564	$727
Total current assets	1,564	727

TOTAL ASSETS	$1,564	$727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$143,865	$143,498
Accrued expenses	35,304	30,067
Notes payable - related parties	202,357	199,428
Convertible notes, net of $0 and $11,539 debt discount as of August 31, 2017 and May 31, 2017, respectively	36,818	61,719
Derivative liability	194,884	90,986
Total current liabilities	613,228	525,698

Total liabilities	613,228	525,698

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 148,322 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 issued and outstanding	58,774	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding, respectively	635	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,216,000 issued and outstanding, respectively	1,021	1,021
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 507,669,616 and 381,206,448 issued and outstanding, respectively	507,669	381,206
Additional paid in capital	3,015,383	2,935,801
Accumulated deficit	(4,195,355)	(3,902,617)
Total stockholders’ deficit	(611,664)	(524,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,564	$727

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	August 31,
	2017	2016

Sales	$1,942	$2,734
Cost of Goods Sold	272	-
Gross Profit	1,670	2,734

Operating Expenses
Selling, general and administrative	4,129	38,794
Depreciation	-	9,880
Total operating expenses	4,129	48,674

Operating Loss	(2,459)	(45,940)

Other (Income) Expense
Other income	-	(1,290)
(Gain) loss on derivative liabilities	273,503	(1,668,865)
Interest expense	16,776	112,938
Total other (income) expenses	290,279	(1,557,217)

Income (loss) before income taxes	(292,738)	1,511,277
Income tax expenses (benefit)	-	-
Net Income (Loss)	$(292,738)	$1,511,277

Deemed dividend on Series B convertible preferred stock	-	(534)
Net income (loss) attributable to common stockholders	$(292,738)	$1,510,743

Net income (loss) per common share,
Basic	$(0.00)	$0.01
Diluted	$-	$(0.00)

Weighted average number of common shares outstanding, basic and diluted
Basic	443,117,401	267,939,823
Diluted	443,117,401	563,862,781

See accompanying notes to the unaudited financial statements

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(292,738)	$1,511,277
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	9,880
Amortization of debt discount	11,539	40,308
(Gain) loss on derivative liability	273,503	(1,668,865)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,296	25,623
Accrued expenses	5,237	(61,877)
Net cash used in operating activities	837	(143,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred stock	-	235,000
Payment of convertible notes	-	(146,875)
Proceeds from notes payable - related party	-	57,000
Net cash provided by financing activities	-	145,125

Net cash increase (decrease) for the period	837	1,471
Cash at beginning of period	727	525
Cash at end of Period	$1,564	$1,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$134,506
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$-	$53,630
Conversion of Series B Preferred stock into common stock	$-	$540
Conversion of convertible notes and accrued interest into common stock	$36,440	$63,341
Settlement of derivative liability to additional paid in capital	$169,605	$265,002
Convertible note exchanged for note payable and accrued interest	$-	$53,630
Cancellation of Series E Preferred Stock	$-	$1
Reclassification of accounts payable to notes payable - related party	$2,929	$8,018

See accompanying notes to the unaudited financial statements

NATE’S FOOD CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

Nate’s Food Co. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. The Company selected May 31 as its fiscal year end. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger between Nate’s Pancakes, Inc and Capital Resource Alliance. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on December 22, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2017 as reported in Form 10-K, have been omitted.

Use of Estimates

The preparation of financial statements under accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Nate’s Food Co. financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate’s Food Co.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at August 31, 2017, and May 31, 2017, measured at fair value on a recurring basis:

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$194,884	$194,884

May 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$90,986	$90,986

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

Note 3 – Related Party Transactions

Notes Payable – Related Parties

During the three months ended August 31, 2017, the Company converted an existing accounts payable to our officer of $2,929 to a note payable. As at August 31, 2017, the total amount owed to this officer was $202,357. Of this amount, $57,500 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest, and $72,955 of the loan is at 0% interest. Both of the loans were to be repaid by December 31, 2016 and are currently in default.

Note 4 – Convertible Debt

The Company had the following convertible notes payable outstanding as of August 31, 2017 and May 31, 2017:

	August 31,	May 31,
	2017	2017
JSJ Investments	$36,818	$73,258
	36,818	73,258
Less: debt discount and deferred financing cost	-	(11,539)
	36,818	61,719
Less: current portion of convertible notes payable	36,818	61,719
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from Typenex Co-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 in financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest rate and matured in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 5 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into shares of common stock at an agreed upon discount and frequency of conversions. During the three months ended August 31, 2017, 27,575,932 shares of common stock were issued based on the True-Up conversion. We accounted for the issuance of the common stock as a derivative.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 in financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matured on July 13, 2017. The note is currently in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common Stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 5 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $11,539 for the three months ended August 31, 2017. During the three months ended May 31, 2017, the note of $36,440 was converted into 98,887,236 shares of common stock. During the three months ended August 31, 2017 and 2016, the Company recognized interest expense of $1,963 and $0.

Note 5– Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2017:

Balance - May 31, 2017	$90,986
(Gain) on change in fair value of the derivative	273,503
Settled upon conversion of debt	(169,605)
Balance - August 31, 2017	$194,884

The following table summarizes the gain/loss on derivative liability included in the income statement for the periods ended August 31, 2017 and 2016, respectively.

	Three Months Ended
	August 31,
	2017	2016
Day one loss due to derivatives on convertible debt	$-	$22,784
(Gain) loss on change in fair value of the derivative	273,503	(1,691,649)
	$273,503	$(1,668,865)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	August 31,	May 31,
	2017	2017
Expected term	0.02 - 3.08 years	0.12 - 4.08 years
Expected average volatility	239% - 362%	108.24% - 314.75%
Expected dividend yield	-	-
Risk-free interest rate	0.83% - 1.44%	0.34% - 1.62%

Note 6 – Equity Transactions

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of common stock owned.

There were no issuances of the Series A Preferred Stock during the three months ended August 31, 2017.

Series B Convertible Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.

There were no issuances of the Series B Preferred Stock during the three months ended August 31, 2017.

Series C Convertible Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Preferred Stock at a par value of $1. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred share owned. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

There were no issuances of the Series C Preferred Stock during the three months ended August 31, 2017.

Series D Convertible Preferred Stock

On June 13, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, "Series D Convertible Preferred Stock.

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock at a par value of $0.0001.

Beginning January 1, 2017, each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert each of its shares of Series D Preferred Stock into a 15 fully paid and nonassessable shares of common stock. Beginning January 1, 2018, the Company may convert shares of Series D Preferred Stock at any time and from time to time, each of its shares of Series D Preferred Stock into 15 of fully paid and nonassessable shares of common stock.

There were no issuances of the Series D Preferred Stock during the three months ended August 31, 2017.

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

There were no issuances of the Series E Preferred Stock during the three months ended August 31, 2017.

Common stock

During the three months ended August 31, 2017, the Company issued 126,463,168 common shares for the conversion of debt and accrued interest of $36,440.

As of August 31, 2017 and May 31, 2017, 507,669,616 and 381,206,448 shares of common stock were issued and outstanding, respectively.

Warrants

On September 29, 2015, the Company granted 1,000,000 warrants to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants were originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of these reset features, additional warrants were issued and became exercisable into 36,933,026 shares of common stock at $0.00028 per share. Each warrant is exercisable into one share of common stock.

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
36,933,026	3.33 years	$0.0003	36,933,026	$0.0003

The following table summarizes warrant activity for the three months ended August 31, 2017:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2017	15,388,761	$0.0007	3.33 years
Reset features	21,544,265	0.0003	3.08 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, August 31, 2017	36,933,026	$0.0003	3.08 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at August 31, 2017, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of August 31, 2017, the aggregate intrinsic value of options outstanding was approximately $26,776 based on the closing market price of $0.001 on August 31, 2017.

Note 7 – Subsequent Events

On December 22, 2017, the board of directors approved the issuance of Preferred Stock to four officers as compensation of $15,000 per officer as follows,

•	1,678 shares of Series B Convertible Preferred Stock for a value of $1,620
•	191,226 shares of Series C Convertible Preferred Stock for a value of $12,186
•	4,784,000 shares of Series E Convertible Preferred Stock for a value of $46,194

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

Results of Operations

Three Months Ended August 31, 2017 Compared to the Three Months Ended August 31, 2016

	Three Months Ended
	August 31,
	2017	2016	Change	%

Sales	$1,942	$2,734	$(792)	(29%	)
Cost of Goods Sold	272	-	272	-
Gross profit	1,670	2,734	(1,064)	(39%	)

Selling, general and administrative	4,129	38,794	(34,665)	(89%	)
Depreciation	-	9,880	(9,880)	(100%	)
Total operating expenses	4,129	48,674	(44,545)	(92%	)

Other income	-	(1,290)	1,290	(100%	)
(Gain) loss on derivative	273,503	(1,668,865)	1,942,368	(116%	)
Interest Expenses	16,776	112,938	(96,162)	(85%	)
Net Income (Loss)	$(292,738)	$1,511,277	$(1,804,015)	(119%	)

Revenue

Our company generated $1,942 in revenue with a gross profit of $1,670 or 86%, for the three months ended August 31, 2017 as compared to $2,734 in revenue with a gross profit of $2,734, or 100%, for the three months ended August 31, 2016.

Operating Expenses

During the period ended August 31, 2017, we incurred general and administrative expenses of $4,129 compared to $38,794 incurred during the period ended August 31, 2016. The decrease was primarily the result of a decrease in license fee and professional fee. During the period ended August 31, 2017, we incurred depreciation of $0 compared to $9,880 incurred during the period ended August 31, 2016. The Company impaired equipment in fiscal year 2017.

Other (income) expense

During the period ended August 31, 2017, we incurred loss on derivatives of $273,503 compared to $1,668,865 in gain on derivative during the period ended August 31, 2016. During the period ended August 31, 2016 the Company recorded gain on derivative due to the repayment of convertible notes.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2017	2017	Change	%

Current Assets	$1,564	$727	$837	115%
Current Liabilities	$613,228	$525,698	$87,530	17%
Working Capital Deficiency	$(611,664)	$(524,971)	$(86,693)	17%

Cash Flows

	Three Months Ended
	August 31,
	2017	2016	Change

Cash Flows Provided by (Used in) Operating Activities	$837	$(143,654)	$144,491
Cash Flows Provided by Financing Activities	-	145,125	$(145,125)
Net change in Cash During Period	$837	$1,471	$(634)

As of August 31, 2017, our company had $1,564 in cash. In management’s opinion, our company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of August 31, 2017, our total current liabilities were $613,228 which primarily consisted of $202,357 in notes payable – related parties, $194,884 in derivative liability, $179,169 in accounts payable and accrued liabilities and $36,818 in convertible notes as compared to May 31, 2017, with total current liabilities of $525,698 which primarily consisted of $90,986 in derivative liability, $199,428 in notes payable - related parties, $173,565 in accounts payable and accrued liabilities and $61,719 in convertible notes.

Operating Activities

Net cash used in operating activities was $837 for the three months ended August 31, 2017 compared with net cash used in operating activities of $143,654 in the same period in 2016.

Investing Activities

During the three months ended August 31, 2017 and 2016, our company did not have any investing activities.

Financing Activities

Net cash from financing activities was $0 for the three months ended August 31, 2017 compared to $145,125 provided from financing activities in the same period in 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of derivative liabilities and income tax valuation allowance recorded for deferred tax assets. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2017 and 2016 was estimated using our common stock for convertible notes and warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $4,195,355 through August 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Also, refer to Note 1 - Significant Accounting Policies and Note 5 - Derivative Liabilities in the unaudited financial statements that are included in this Report.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NATE’S FOOD CO.
(Registrant)

Dated: February 21, 2018	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 21, 2018	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

