Form 10-Q
period 2017-11-30
Nate's Food Co.
filed 2018-05-24
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

507,669,616 common shares issued and outstanding as of May 22, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

Condensed Balance Sheets

(Unaudited)

	November 30,	May 31,
	2017	2017
ASSETS
Current assets:
Cash	$206	$727
Total current assets	206	727

TOTAL ASSETS	$206	$727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$181,802	$143,498
Accrued expense	37,114	30,067
Notes payable - related parties	204,838	199,428
Convertible notes, net of $0 and $11,539 debt discount as of November 30, 2017 and May 31, 2017, respectively	36,818	61,719
Derivative liability	180,711	90,986
Total current liabilities	641,283	525,698

Total liabilities	641,283	525,698

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 148,322 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 58,774 issued and outstanding	58,774	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding	635	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 10,216,000 issued and outstanding	1,021	1,021
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 507,669,616 and 381,206,448 issued and outstanding at November 30, 2017 and May 31, 2017, respectively	507,669	381,206
Additional paid in capital	3,015,383	2,935,801
Accumulated deficit	(4,224,768)	(3,902,617)
Total stockholders’ deficit	(641,077)	(524,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$206	$727

See accompanying notes to the unaudited condensed financial statements

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Sales	$683	$658	$2,625	$3,392
Cost of Goods Sold	-	-	272	-
Gross Profit	683	658	2,353	3,392

Operating Expenses
Selling, general and administrative	42,459	72,787	46,588	111,581
Depreciation	-	9,880	-	19,760
Food development/research	-	1,532	-	1,532
Total operating expenses	42,459	84,199	46,588	132,873

Operating Loss	(41,776)	(83,541)	(44,235)	(129,481)

Other (Income) Expense
Other income	-	-	-	(1,290)
(Gain) loss on derivative	(14,173)	254,763	259,330	(1,414,102)
Interest Expenses	1,810	72,637	18,586	185,575
Total other (income) expenses	(12,363)	327,400	277,916	(1,229,817)

Net Income (Loss)	$(29,413)	$(410,941)	$(322,151)	$1,100,336

Deemed dividend on Series B convertible preferred stock	-	-	-	(534)
Net income (loss) attributable to common stockholders	$(29,413)	$(410,941)	$(322,151)	$1,099,802

Net income (loss) per common share,
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$0.00	$(0.00)	$-	$0.00

Weighted average number of common shares outstanding, basic and diluted
Basic	507,669,616	299,080,483	475,217,137	283,425,069
Diluted	507,669,616	299,080,483	475,217,137	665,215,644

See accompanying notes to the unaudited condensed financial statements

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(322,151)	$1,100,336
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	19,760
Amortization of debt discount	11,539	96,539
(Gain) loss on derivative liability	259,330	(1,414,102)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	42,714	54,119
Accrued expenses	7,047	(45,470)
Net cash used in operating activities	(1,521)	(188,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred stock	-	235,000
Proceeds from convertible notes	-	72,500
Payment of convertible notes	-	(146,875)
Proceeds from notes payable - related party	1,000	57,000
Net cash provided by financing activities	1,000	217,625

Net cash increase (decrease) for the period	(521)	28,807
Cash at beginning of period	727	525
Cash at end of Period	$206	$29,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$134,506
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$-	$126,130
Conversion of Series B Preferred stock into common stock	$-	$540
Conversion of convertible notes and accrued interest into common stock	$36,440	$155,418
Settlement of derivative liability to additional paid in capital	$169,605	$465,459
Convertible note exchanged for note payable and accrued interest	$-	$53,630
Cancellation of Series E Preferred Stock	$-	$1
Reclassification of accounts payable to notes payable - related party	$4,410	$8,424

See accompanying notes to the unaudited condensed financial statements

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

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2017, and May 31, 2017, measured at fair value on a recurring basis:

November 30, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$180,711	$180,711

May 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$90,986	$90,986

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

Note 3 – Related Party Transactions

Notes Payable – Related Parties

During the six months ended November 30, 2017, the Company borrowed $1,000 from our officer for working capital and converted an existing accounts payable to our officer of $4,410 to a note payable. As at November 30, 2017, the total amount owed to this officer was $204,838. Of this amount, $57,500 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest, and $75,436 of the loan is at 0% interest. Both of the loans were to be repaid by December 31, 2016 and are currently in default.

Note 4 – Convertible Debt

The Company had the following convertible notes payable outstanding as of November 30, 2017 and May 31, 2017:

	November 30,	May 31,
	2017	2017
JSJ Investments	$36,818	$73,258
	36,818	73,258
Less: debt discount and deferred financing cost	-	(11,539)
	36,818	61,719
Less: current portion of convertible notes payable	36,818	61,719
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from Typenex Co-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 in financing costs to third parties. The deferred financing cost is being amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest rate and matured in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 5 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into shares of common stock at an agreed upon discount and frequency of conversions. During the six months ended November 30, 2017, 27,575,932 shares of common stock were issued based on the True-Up conversion. We accounted for the issuance of the common stock as a derivative. As of November 30, 2017 and May 31, 2017, the Company had Convertible note of $0 and accrued interest of $0. During the six months ended November 30, 2017 and 2016, the Company recognized interest expense of $0 and $55,796, respectively.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 in financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matured on July 13, 2017. The note is currently in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common Stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 5 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $11,539 for the six months ended November 30, 2017. During the year ended May 31, 2017, the note of $36,440 was converted into 98,887,236 shares of common stock. During the six months ended November 30, 2017 and 2016, the Company recognized interest expense of $3,773 and $1,124. As of November 30, 2017 and May 31, 2017, the Company had accrued interest of $9,128 and $5,355, respectively.

Note 5– Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2017:

Balance - May 31, 2017	$90,986
(Gain) on change in fair value of the derivative	259,330
Settled upon conversion of debt	(169,605)
Balance - November 30, 2017	$180,711

The following table summarizes the gain/loss on derivative liability included in the income statement for the periods ended November 30, 2017 and 2016, respectively.

	Six Months Ended
	November 30,
	2017	2016
Day one loss due to derivatives on convertible debt	$-	$87,124
(Gain) loss on change in fair value of the derivative	259,330	(1,501,226)
	$259,330	$(1,414,102)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	November 30,	May 31,
	2017	2017
Expected term	0.02 - 3.08 years	0.12 - 4.08 years
Expected average volatility	239% - 362%	108.24% - 314.75%
Expected dividend yield	-	-
Risk-free interest rate	0.83% - 1.90%	0.34% - 1.62%

Note 6 – Equity Transactions

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock has voting rights equal to 1,000 votes for each 1 share of common stock owned. The Series A Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series A Preferred Stock.

There were no issuances of the Series A Preferred Stock during the six months ended November 30, 2017.

Series B Convertible Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series B Preferred Stock. The Series B Preferred converts into Common Stock at a ratio of 1:1,000. However, the Series B may not be converted for a period of 12 months.

There were no issuances of the Series B Preferred Stock during the six months ended November 30, 2017.

Series C Convertible Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Preferred Stock at a par value of $1. The Series C Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series C Preferred Stock, The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred share owned. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

There were no issuances of the Series C Preferred Stock during the sic months ended November 30, 2017.

Series D Convertible Preferred Stock

On June 13, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, "Series D Convertible Preferred Stock.

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock at a par value of $0.0001.

The Series D Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series D Preferred Stock,

Beginning January 1, 2017, each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert each of its shares of Series D Preferred Stock into a 15 fully paid and nonassessable shares of common stock.

Beginning January 1, 2018, the Company may convert shares of Series D Preferred Stock at any time and from time to time, each of its shares of Series D Preferred Stock into 15 of fully paid and nonassessable shares of common stock.

There were no issuances of the Series D Preferred Stock during the six months ended November 30, 2017.

Series E Preferred Stock

The Company is authorized to issue 15,000,000 shares of Series E Preferred Stock at a par value of $0.0001. The Series E Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series E Preferred Stock. Beginning October 1, 2016, each share of Series E Preferred Stock is convertible into ten (10) shares of common stock. From October 1, 2016 to October 1, 2018, holders of Series E Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

There were no issuances of the Series E Preferred Stock during the six months ended November 30, 2017.

Common stock

During the six months ended November 30, 2017, the Company issued common stock as follows,

•	98,887,236 common shares for the conversion of debt and accrued interest of $36,440.

•	27,575,932 common shares for the True-Up conversion.

As of November 30, 2017 and May 31, 2017, 507,669,616 and 381,206,448 shares of common stock were issued and outstanding, respectively.

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

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
36,933,026	2.83 years	$0.0003	36,933,026	$0.0003

The following table summarizes warrant activity for the six months ended November 30, 2017:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2017	15,388,761	$0.0007	3.33 years
Reset features	21,544,265	0.0003	3.08 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, November 30, 2017	36,933,026	$0.0003	2.83 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at November 30, 2017, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of November 30, 2017, the aggregate intrinsic value of options outstanding was approximately $52,630 based on the closing market price of $0.001 on November 30, 2017.

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

Results of Operations

Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

	Three Months Ended
	November 30,
	2017	2016	Change	%

Sales	$683	$658	$25	4%
Cost of Goods Sold	-	-	-	-
Gross profit	683	658	25	4%

Selling, general and administrative	42,459	72,787	(30,328)	(42)%
Depreciation	-	9,880	(9,880)	(100)%
Food development/research	-	1,532	(1,532)	(100)%
Total operating expenses	42,459	84,199	(41,740)	(50)%

(Gain) loss on derivative	(14,173)	254,763	(268,936)	(106)%
Interest Expenses	1,810	72,637	(70,827)	(98)%
Net Loss	$(29,413)	$(410,941)	$381,528	(93)%

Revenue

Our company generated $683 in revenue with a gross profit of $683 or 100%, for the three months ended November 30, 2017 as compared to $658 in revenue with a gross profit of $658, or 100%, for the three months ended November 30, 2016.

Operating Expenses

During the period ended November 30, 2017, we incurred general and administrative expenses of $42,459 compared to $72,787 incurred during the period ended November 30, 2016. The decrease was primarily the result of a decrease in license fee and professional fee.

During the period ended November 30, 2017, we incurred depreciation of $0 compared to $9,880 incurred during the period ended November 30, 2016. The Company impaired equipment in fiscal year 2017.

Other (income) expense

During the period ended November 30, 2017, we incurred gain on derivatives of $14,173 compared to $254,763 in loss on derivative during the period ended November 30, 2016.

Six Months Ended November 30, 2017 Compared to the Six Months Ended November 30, 2016

	Six Months Ended
	November 30,
	2017	2016	Change	%

Sales	$2,625	$3,392	$(767)	(23)%
Cost of Goods Sold	272	-	272	-
Gross profit	2,353	3,392	(1,039)	(31)%

Selling, general and administrative	46,588	111,581	(64,993)	(58)%
Depreciation	-	19,760	(19,760)	(100)%
Food development/research	-	1,532	(1,532)	(100)%
Total operating expenses	46,588	132,873	(86,285)	(65)%

Other income	-	(1,290)	1,290	(100)%
(Gain) loss on derivative	259,330	(1,414,102)	1,673,432	(118)%
Interest Expenses	18,586	185,575	(166,989)	(90)%
Net Income (Loss)	$(322,151)	$1,100,336	$(1,422,487)	(129)%

Revenue

Our company generated $2,625 in revenue with a gross profit of $2,353 or 90%, for the six months ended November 30, 2017 as compared to $3,392 in revenue with a gross profit of $3,392, for the six months ended November 30, 2016.

Operating Expenses

Operating expenses were relatively unchanged for the six months ended November 30, 2017 as compared to the same period in 2016.

During the period ended November 30, 2017, we incurred general and administrative expenses of $46,588 compared to $111,581 incurred during the period ended November 30, 2016. The decrease was primarily the result of a decrease in license fee and professional fee.

During the period ended November 30, 2017, we incurred depreciation of $0 compared to $19,760 incurred during the period ended November 30, 2016. The Company impaired equipment in fiscal year 2017.

Other (income) expense

During the period ended November 30, 2017, we incurred loss on derivatives of $259,330 compared to $1,414,102 in gain on derivative during the period ended November 30, 2016. During the period ended November 30, 2016, the Company recorded gain on derivative due to the repayment of convertible notes.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2017	2017	Change	%

Current Assets	$206	$727	$(521)	(72)%
Current Liabilities	$641,283	$525,698	$115,585	22%
Working Capital Deficiency	$(641,077)	$(524,971)	$(116,106)	22%

Cash Flows

	Six Months Ended
	November 30,
	2017	2016	Change

Cash Flows Used in Operating Activities	$(1,521)	$(188,818)	$187,297
Cash Flows Provided by Financing Activities	1,000	217,625	$(216,625)
Net change in Cash During Period	$(521)	$28,807	$(29,328)

As of November 30, 2017, our company had $206 in cash. In management’s opinion, our company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of November 30, 2017, our total current liabilities were $641,283 which primarily consisted of $204,838 in notes payable – related parties, $180,711 in derivative liability, $181,802 in accounts payable and accrued liabilities and $36,818 in convertible notes as compared to May 31, 2017, with total current liabilities of $525,698 which primarily consisted of $90,986 in derivative liability, $199,428 in notes payable - related parties, $173,565 in accounts payable and accrued liabilities and $61,719 in convertible notes.

Operating Activities

Net cash used in operating activities was $1,521 for the six months ended November 30, 2017 compared with net cash used in operating activities of $188,818 in the same period in 2016.

Investing Activities

During the six months ended November 30, 2017 and 2016, our company did not have any investing activities.

Financing Activities

Net cash from financing activities was $1,000 from note payable from related party for the six months ended November 30, 2017 compared to $217,625 provided from financing activities in the same period in 2016.

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

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $4,225,000 through November, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NATE'S FOOD CO.
(Registrant)

Dated: May 23, 2018	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 23, 2018	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

