Form 10-Q
period 2018-02-28
Nate's Food Co.
filed 2018-07-06
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

537,774,616 common shares issued and outstanding as of June 26, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

Condensed Balance Sheets

(Unaudited)

	February 28,	May 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,011	$727
Total current assets	1,011	727

TOTAL ASSETS	$1,011	$727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$196,328	$143,498
Accrued interest	10,918	5,355
Accrued interest – related party	34,380	24,712
Notes payable - related parties	213,174	199,428
Convertible notes, net of $0 and $11,539 debt discount as of February 28, 2018 and May 31, 2017, respectively	36,818	61,719
Derivative liability	217,692	90,986
Total current liabilities	709,310	525,698

Total liabilities	709,310	525,698

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 and 148,322 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 and 58,774 issued and outstanding, respectively	250,000	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding	635	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 and 10,216,000 issued and outstanding, respectively	1,499	1,021
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 537,774,616 and 381,206,448 issued and outstanding, respectively	537,774	381,206
Additional paid in capital	2,885,574	2,935,801
Accumulated deficit	(4,383,990)	(3,902,617)
Total stockholders’ deficit	(708,299)	(524,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,011	$727

See accompanying notes to the unaudited condensed financial statements

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Sales	$606	$715	$3,231	$4,107
Cost of Goods Sold	-	-	272	-
Gross Profit	606	715	2,959	4,107

Operating Expenses
Selling, general and administrative	114,663	95,506	161,251	207,087
Depreciation	-	9,880	-	29,640
Food development/research	-	-	-	1,532
Total operating expenses	114,663	105,386	161,251	238,259

Operating Loss	(114,057)	(104,671)	(158,292)	(234,152)

Other (Income) Expense
Other income	-	-	-	(1,290)
(Gain) loss on derivative	36,981	(162,040)	296,311	(1,576,142)
Interest Expenses	8,184	40,187	26,770	225,762
Total other (income) expenses	45,165	(121,853)	323,081	(1,351,670)

Net Income (Loss)	$(159,222)	$17,182	$(481,373)	$1,117,518

Deemed dividend on Series B convertible preferred stock	-	(989)	-	(1,523)
Net income (loss) attributable to common stockholders	$(159,222)	$16,193	$(481,373)	$1,115,995

Net income (loss) per common share,
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted
Basic	490,471,374	340,610,745	466,665,005	302,183,944
Diluted	490,471,374	456,862,324	466,665,005	688,735,604

See accompanying notes to the unaudited condensed financial statements

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(481,373)	$1,117,518
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	29,640
Stock-based compensation	90,000	50,000
Amortization of debt discount	11,539	127,470
(Gain) loss on derivative liability	296,311	(1,576,142)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	60,576	72,692
Accrued interest	15,231	(36,214)
Net cash used in operating activities	(7,716)	(215,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred stock	-	235,000
Proceeds from convertible notes	-	72,500
Payment of convertible notes	-	(146,875)
Proceeds from notes payable - related party	6,000	57,000
Contribution to capital	2,000	-
Net cash provided by financing activities	8,000	217,625

Net cash increase for the period	284	2,589
Cash at beginning of period	727	525
Cash at end of Period	$1,011	$3,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$134,506
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$-	$126,130
Conversion of Series B Preferred stock into common stock	$-	$1,540
Conversion of Series E Preferred stock into common stock	$105	$-
Conversion of convertible notes and accrued interest into common stock	$36,440	$155,418
Settlement of derivative liability upon conversion to common stock	$169,605	$465,459
Convertible note exchanged for note payable and accrued interest	$-	$53,630
Cancellation of Series E Preferred Stock	$-	$1
Reclassification of accounts payable to notes payable - related party	$7,746	$9,640

See accompanying notes to the unaudited condensed financial statements

Nate’s Food Co.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Description of Company and Basis of Presentation

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

Note 2 – Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued liabilities, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2018, and May 31, 2017, measured at fair value on a recurring basis:

February 28, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$217,692	$217,692

May 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$90,986	$90,986

Note 3 – Going Concern

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

Note 4 – Related Party Transactions

Notes Payable – Related Parties

During the nine months ended February 28, 2018, the Company borrowed $6,000 from our officer for working capital and converted an existing accounts payable to our officer of $7,746 to a note payable. As at February 28, 2018, the total amount owed to this officer was $213,174. Of this amount, $57,500 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest, and $83,772 of the loan is at 0% interest. Both of the loans were to be repaid by December 31, 2016 and are currently in default.

Note 5 – Convertible Debt

The Company had the following convertible notes payable outstanding as of February 28, 2018 and May 31, 2017:

	February 28,	May 31,
	2018	2017
JSJ Investments	$36,818	$73,258
	36,818	73,258
Less: debt discount and deferred financing cost	-	(11,539)
	36,818	61,719
Less: current portion of convertible notes payable	36,818	61,719
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from Typenex Co-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 in financing costs to third parties. The deferred financing costs were amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest rate and matured in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into shares of common stock at an agreed upon discount and frequency of conversions. During the nine months ended February 28, 2018, 27,575,932 shares of common stock were issued based on the True-Up conversion. We accounted for the true-up provision as a derivative. As of February 28, 2018 and May 31, 2017, the Company had Convertible notes of $0 and accrued interest of $0. During the nine months ended February 28, 2018 and 2017, the Company recognized interest expense of $0 and $55,796, respectively.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 in financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matured on July 13, 2017. The note is currently in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common Stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 6 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $11,539 for the nine months ended February 28, 2018. During the year ended May 31, 2017, the note of $36,440 was converted into 98,887,236 shares of common stock. During the nine months ended February 28, 2018 and 2017, the Company recognized interest expense of $5,563 and $3,233. As of February 28, 2018 and May 31, 2017, the Company had accrued interest of $10,918 and $5,355, respectively.

Note 6 – Derivative Liability

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2018:

Balance - May 31, 2017	$90,986
Loss on change in fair value of the derivative	296,311
Settled upon conversion of debt	(169,605)
Balance - February 28, 2018	$217,692

The following table summarizes the gain/loss on derivative liability included in the income statement for the periods ended February 28, 2018 and 2017, respectively.

	Nine Months Ended
	February 28,
	2018	2017
Day one loss due to derivatives on convertible debt	$-	$87,124
(Gain) loss on change in fair value of the derivative	296,311	(1,663,266)
	$296,311	$(1,576,142)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	February 28,	May 31,
	2018	2017
Expected term	0.02 - 3.08 years	0.12 - 4.08 years
Expected average volatility	239% - 362%	108% - 315%
Expected dividend yield	-	-
Risk-free interest rate	0.83% - 2.42%	0.34% - 1.62%

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

There were no issuances of the Series A Preferred Stock during the nine months ended February 28, 2018.

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

As of February 28, 2018 and May 31, 2017, 150,000 and 148,322 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

As of February 28, 2018 and May 31, 2017, 250,000 and 58,774 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series D Preferred Stock during the nine months ended February 28, 2018.

Series E Convertible Preferred Stock

The Company is authorized to issue 15,000,000 shares of Series E Convertible Preferred Stock at a par value of $0.0001. The Series E Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series E Convertible Preferred Stock. Beginning October 1, 2016, each share of Series E Preferred Stock is convertible into ten (10) shares of common stock. From October 1, 2016 to October 1, 2018, holders of Series E Convertible Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it does not contain a beneficial conversion feature.

On December 22, 2017, the board of directors approved the issuance of Preferred Stock to four officers as compensation of $15,000 per officer as follows,

•	1,678 shares of Series B Convertible Preferred Stock for a value of $1,620
•	191,226 shares of Series C Convertible Preferred Stock for a value of $12,186
•	4,784,000 shares of Series E Convertible Preferred Stock for a value of $46,194

During the nine months ended February 28, 2018, 10,500 shares of Series E Convertible Preferred Stock were converted at rate of 1 preferred share to 10 common shares, resulting in the issuance of 105,000 shares of common stock.

As of February 28, 2018 and May 31, 2017, 14,989,500 and 10,216,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common stock

During the nine months ended February 28, 2018, the Company issued common stock as follows,

•	98,887,236 common shares for the conversion of debt and accrued interest of $36,440.
•	27,575,932 common shares for the True-Up conversion.
•	10,500 shares of Series E Convertible Preferred Stock were converted at rate of 1 preferred share to 10 common shares, resulting in the issuance of 105,000 shares of common stock.
•	30,000,000 common shares for consulting services valued at $30,000

As of February 28, 2018 and May 31, 2017, 537,774,616 and 381,206,448 shares of common stock were issued and outstanding, respectively.

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

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2018:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
36,933,026	2.59 years	$0.0003	36,933,026	$0.0003

The following table summarizes warrant activity for the nine months ended February 28, 2018:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2017	15,388,761	$0.0007	3.33 years
Reset features	21,544,265	0.0003	3.08 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, February 28, 2018	36,933,026	$0.0003	2.59 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at February 28, 2018, for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of February 28, 2018, the aggregate intrinsic value of options outstanding was approximately $45,243 based on the closing market price of $0.0015 on February 28, 2018.

Note 8 - Commitments and Contingencies

Agreements

On December 21, 2017, the Company entered into a consulting agreement for the term of 1 year. The Company shall issue 80,000,000 shares of common stock valued at $80,000. 15,000,000 shares were immediately issued, and the remaining 65,000,000 shares shall be issued if the consultant makes achievements (” Hurdle”). If the consultant fails to achieve Hurdle within 9 months, the Company shall have the right to redeem 65,000,000 shares.

On December 21, 2017, the Company entered into a consulting agreement for the term of 1 year. The Company shall issue 120,000,000 shares of common stock valued at $120,000. 15,000,000 shares were immediately issued, and the remaining 105,000,000 shares shall be issued if the consultant makes achievements (” Hurdle”). If the consultant fails to achieve Hurdle within 9 months, the Company shall have the right to redeem 90,000,000 shares.

Note 9 – Subsequent events

In January 2018, our co-packer in Los Angeles gave us notice that they no longer have the capacity to continue producing our product on their equipment due to having taken on larger projects that will require their full production capacity, eliminating their ability to provide services to Nate’s Food Co. Since that time we have continued to discuss moving our production equipment to another co-packer so that we can resume production. As a consequence, we have also temporarily closed all on-line sales activities until such time as we are back in full production at another facility.

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

Results of Operations

Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017

	Three Months Ended
	February 28,
	2018	2017	Change	%

Sales	$606	$715	$(109)	(15)%
Cost of Goods Sold	-	-	-	-
Gross profit	606	715	(109)	(15)%

Selling, general and administrative	114,663	95,506	19,157	20%
Depreciation	-	9,880	(9,880)	(100)%
Total operating expenses	114,663	105,386	9,277	9%

(Gain) loss on derivative	36,981	(162,040)	199,021	(123)%
Interest Expenses	8,184	40,187	(32,003)	(80)%
Net Income (Loss)	$(159,222)	$17,182	$(176,404)	(1,027)%

Revenue

Our Company generated $606 in revenue with a gross profit of $606 or 100%, for the three months ended February 28, 2018 as compared to $715 in revenue with a gross profit of $715, or 100%, for the three months ended February 28, 2017.

Operating Expenses

During the period ended February 28, 2018, we incurred general and administrative expenses of $114,663 compared to $95,506 incurred during the period ended February 28, 2017. The increase was primarily the result of an increase in stock-based compensation to the officers.

During the period ended February 28, 2018, we incurred depreciation of $0 compared to $9,880 incurred during the period ended February 28, 2017. The Company impaired equipment in fiscal year 2017.

Other (income) expense

During the period ended February 28, 2018, we incurred loss on derivatives of $36,981 and interest expense of $8,184 compared to $162,040 in gain on derivative and interest expense of $40,187 during the period ended February 28, 2017.

Nine Months Ended February 28, 2018 Compared to the Nine Months Ended February 28, 2017

	Nine Months Ended
	February 28,
	2018	2017	Change	%

Sales	$3,231	$4,107	$(876)	(21)%
Cost of Goods Sold	272	-	272	-
Gross profit	2,959	4,107	(1,148)	(28)%

Selling, general and administrative	161,251	207,087	(45,836)	(22)%
Depreciation	-	29,640	(29,640)	(100)%
Food development/research	-	1,532	(1,532)	(100)%
Total operating expenses	161,251	238,259	(77,008)	(32)%

Other income	-	(1,290)	1,290	(100)%
Gain (loss) on derivative	296,311	(1,576,142)	1,872,453	(119)%
Interest Expenses	26,770	225,762	(198,992)	(88)%
Net Income (Loss)	$(481,373)	$1,117,518	$(1,598,891)	(143)%

Revenue

Our Company generated $3,231 in revenue with a gross profit of $2,959 or 92%, for the nine months ended February 28, 2018 as compared to $4,107 in revenue and gross profit of $4,107, for the nine months ended February 28, 2017.

Operating Expenses

During the period ended February 28, 2018, we incurred general and administrative expenses of $161,251 compared to $207,087 incurred during the period ended February 28, 2017. The decrease was primarily the result of a decrease in license fees and professional fees offset by an increase in stock-based compensation.

During the period ended February 28, 2018, we incurred depreciation of $0 compared to $29,640 incurred during the period ended February 28, 2017. The Company impaired equipment in fiscal year 2017.

Other (income) expense

During the period ended February 28, 2018, we incurred loss on derivatives of $296,311 and interest expense of $26,770 compared to $1,576,142 in gain on derivative and interest expense of $225,762 during the period ended February 28, 2017. During the period ended February 28, 2017, the Company recorded loss on derivative due to the repayment of convertible notes.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2018	2017	Change	%

Current Assets	$1,011	$727	$284	39%
Current Liabilities	$709,310	$525,698	$183,612	35%
Working Capital Deficiency	$(708,299)	$(524,971)	$(183,328)	35%

Cash Flows

	Nine Months Ended
	February 28,
	2018	2017	Change

Cash Flows Used in Operating Activities	$(7,716)	$(215,036)	$207,320
Cash Flows Provided by Financing Activities	8,000	217,625	$(209,625)
Net change in Cash During Period	$284	$2,589	$(2,305)

As of February 28, 2018, our Company had $1,011 in cash. In management’s opinion, our company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of February 28, 2018, our total current liabilities were $709,310 which primarily consisted of $213,174 in notes payable – related parties, $217,692 in derivative liability, $196,328 in accounts payable and accrued liabilities and $36,818 in convertible notes as compared to May 31, 2017, with total current liabilities of $525,698 which primarily consisted of $90,986 in derivative liability, $199,428 in notes payable - related parties, $173,565 in accounts payable and accrued liabilities and $61,719 in convertible notes.

Operating Activities

Net cash used in operating activities was $7,716 for the nine months ended February 28, 2018 compared with net cash used in operating activities of $215,036 in the same period in 2017.

Investing Activities

During the nine months ended February 28, 2018 and 2017, our Company did not have any investing activities.

Financing Activities

Net cash from financing activities was $6,000 from note payable from related party and $2,000 from contribution from a related party for the nine months ended February 28, 2018 compared to $217,625 provided from financing activities in the same period in 2017.

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

The material estimates for our Company are that of derivative liabilities and income tax valuation allowance recorded for deferred tax assets. We recorded stock-based compensation for options and warrants issued and the fair value of embedded conversion options that are convertible into a variable amount of shares. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2018 and 2017 was estimated using our common stock for convertible notes and warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated losses of approximately $481,373 through February 2018 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Also, refer to Note 2 - Significant Accounting Policies and Note 6 - Derivative Liabilities in the unaudited financial statements that are included in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2018. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________

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

NATE'S FOOD CO.
(Registrant)

Dated: July 6, 2018	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 6, 2018	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

