Form 10-K
period 2018-05-31
Nate's Food Co.
filed 2019-04-19
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

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

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2017, was $800,909 based on a $0.00165 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

537,774,616 common shares as of April 15, 2019.

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

Payments/Royalty

Our company shall pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license requires that we pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement (June 1, 2015) which is against the 3% royalty. The fee began accruing on June 1, 2015. As at May 31, 2018 and May 31, 2017, accrued fees are $0 and $103,500 respectively, and is included in accounts payable and accrued liabilities in the accompanying financial statements.

Since the company temporarily halted all production in January 2018, halted sales on our on-line store shortly thereafter, the company has had no revenues since March 31, 2019.  The holders of the license have agreed to accept a buy-out of $0.00, and halt the accrual of any additional minimum fees in the future.  The company will, from April 1, 2019, be the sole owners of the intellectual property associated with the license agreement.

Product Ordering

Our company is able to purchase raw materials directly from 3rd party suppliers and manufacture the product for sales. Our company may also develop and create additional flavors such as chocolate, blueberry, or strawberry.

Buy-Out

Our company also has the option, at our election, to purchase the intellectual property associated to the license agreement.  Since the buy-out option is calculated to be an amount equal to the revenue for the 12 months immediately prior to the buy-out, the Company has elected to buy-out the license, effective March 1, 2019

Our Product

Through Nate’s Homemade we sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. Our current product is an original flavor of pancake and waffle batter. We are currently in the process of developing additional flavors and products with the goal to have 10 products in development in 2019. Currently, we have developed three flavors for our pancake and waffle mix and have begun development on a brownie batter. We plan to continue to expand into other baked goods and other non-breakfast areas.

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

In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The FDA also is implementing the Food Safety Modernization Act of 2011 (“FSMA”) which, among other things, mandates that the FDA adopt preventive controls to be implemented by farms, warehouses, food facilities and transporters in order to minimize or prevent hazards to food safety.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
May 31, 2018	0.004	0.0012
February 28, 2018	0.0028	0.0006
November 30, 2017	0.0038	0.0006
August 31, 2017	0.0015	0.0005
May 31, 2017	0.0027	0.0012
February 28, 2017	0.0041	0.0012
November 30, 2016	0.0101	0.0013
August 31, 2016	0.0175	0.0048
May 31, 2016	$0.014	$0.0012

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

On November 15, 2018, the shareholders’ list showed 21 registered shareholders with 537,774,616 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2018.

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

Results of Operations - Years Ended May 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2018 and 2017, which are included herein.

Our operating results for the years ended May 31, 2018 and 2017 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	May 31,
	2018	2017	Change	%

Sales	$3,255	$4,486	$(1,231)	(27%)
Cost of Goods Sold	272	-	272	-
Gross profit	2,983	4,486	(1,503)	(34%)

Selling, general and administrative	170,731	405,185	(234,454)	(58%)
Depreciation	-	39,520	(39,520)	(100%)
Food development/research	-	1,532	(1,532)	(100%)
Impairment loss on equipment	-	355,675	(355,675)	(100%)
Total operating expenses	170,731	801,912	(631,181)	(79%)

Other income	-	(1,290)	1,290	(100%)
Gain (loss) on derivative	391,371	(1,586,848)	1,978,219	(125%)
Interest Expenses	31,823	272,105	(240,282)	(88%)
Net Income (Loss)	$(590,942)	$518,607	$(1,109,549)	(214%)

Revenue

Our company generated $3,255 in revenue with a gross profit of $2,983 or 92%, for the year ended May 31, 2018 as compared to $4,486 in revenue with a gross profit of $4,486, or 100%, for the year ended May 31, 2017.

Operating expenses

Our operating expenses for the year ended May 31, 2018 were $170,731 compared to $801,912 for the year ended May 31, 2017. The decrease in operating expenses was primarily as a result of a decrease in selling, general and administrative, from a decrease in stock-based compensation and depreciation and impairment loss on equipment during the 2018 fiscal year.

Our financial statements report a net loss of $590,942 for the year ended May 31, 2018 compared to a net income of $518,607 for the year ended May 31, 2017. Our losses have increased by $1,109,549 primarily as a result of a change in fair value of derivative.

Liquidity and Financial Condition

Working Capital

	May 31,	May 31,
	2018	2017	Change	%

Current Assets	$7,020	$727	$6,293	866%
Current Liabilities	$824,888	$525,698	$299,190	57%
Working Capital Deficiency	$(817,868)	$(524,971)	$(292,897)	56%

Cash Flows

	Year Ended
	May 31,
	2018	2017	Change

Cash Flows Used in Operating Activities	$(13,707)	$(217,923)	$204,216
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	20,000	218,125	$(198,125)
Net change in Cash During Period	$6,293	$202	$6,091

Our total current liabilities as of May 31, 2018 were $824,888 as compared to total current liabilities of $525,698 as of May 31, 2017. The increase was primarily due to an increase in change in value of derivative liabilities of $221,766.

Operating Activities

Net cash used in operating activities was $13,707 for the year ended May 31, 2018 compared with net cash used in operating activities of $217,923 in the same period in 2017, primarily due to a decrease in operating expenses.

Investing Activities

During the year ended May 31, 2018 and 2017, our company did not have any investing activities.

Financing Activities

Net cash from financing activities was $20,000 for the year ended May 31, 2018 compared to $218,125 provided from financing activities in the same period in 2017, primarily due to a decrease in proceeds from notes payable – related parties and no proceeds from issuance of preferred stock and convertible notes offset by payment of convertible notes in 2018 fiscal year.

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

May 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nate’s Food Co.

Huntington Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nate’s Food Co. (the Company) as of May 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 19, 2019

Nate’s Food Co.

Balance Sheets

	May 31,	May 31,
	2018	2017
ASSETS
Current assets:
Cash	$7,020	$727
Total current assets	7,020	727

TOTAL ASSETS	$7,020	$727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$197,828	$143,498
Accrued interest	12,748	5,355
Accrued interest - related party	37,603	24,712
Notes payable - related parties	227,139	199,428
Convertible notes, net of $0 and $11,539 debt discount as of May 31, 2018 and 2017, respectively	36,818	61,719
Derivative liability	312,752	90,986
Total current liabilities	824,888	525,698

Total liabilities	824,888	525,698

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 and 148,322 issued and outstanding, respectively	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 and 58,774 issued and outstanding, respectively	250,000	58,774
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding	635	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 and 10,216,000 issued and outstanding, respectively	1,499	1,021
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 537,774,616 and 381,206,448 issued and outstanding, respectively	537,774	381,206
Additional paid in capital	2,884,051	2,934,278
Accumulated deficit	(4,492,036)	(3,901,904)
Total stockholders’ deficit	(817,868)	(524,971)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,020	$727

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Operations

	Year Ended
	May 31,
	2018	2017

Sales	$3,255	$4,486
Cost of Goods Sold	272	-
Gross Profit	2,983	4,486

Operating Expenses
Selling, general and administrative	170,731	405,185
Depreciation	-	39,520
Food development/research	-	1,532
Impairment loss on equipment	-	355,675
Total operating expenses	170,731	801,912

Operating Loss	(167,748)	(797,426)

Other (Income) Expense
Other income	-	(1,290)
(Gain) loss on derivative	391,371	(1,586,848)
Interest Expenses	31,823	272,105
Total other (income) expenses	423,194	(1,316,033)

Net Income (Loss)	$(590,942)	$518,607

Deemed dividend on Series D convertible preferred stock	-	(293,750)
Net income (loss) attributable to common stockholders	$(590,942)	$224,857

Net income (loss) per common share,
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted
Basic	466,665,005	318,200,901
Diluted	466,665,005	450,794,901

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Changes in Stockholders' (Deficit) Equity

	Preferred Stock										Common		Additional		Total
	Series A		Series B		Series C		Series D		Series E		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit
Balances May 31, 2016	1,940,103	$194	141,970	$14	58,774	$58,774	-	$-	10,225,000	$1,022	251,908,891	$251,909	$1,394,099	$(4,125,951)	$(2,419,939)
Stock based compensation	50	-	23,430	2	-	-	4,000,000	400	-	-	20,000,000	20,000	179,770	-	200,172
Issued Series D Preferred stock for cash	-	-	-	-	-	-	2,350,000	235	-	-	-	-	234,765	-	235,000
Cancelled Series E Preferred stock	-	-	-	-	-	-	-	-	(9,000)	(1)	-	-	1	-	-
Conversion of Series B Preferred Stock	-	-	(17,078)	(1)	-	-	-	-	-	-	17,078,000	17,078	(17,077)	-	-
Beneficial conversion feature on Series D Preferred stock and related amortization	-	-	-	-	-	-	-	-	-	-	-	-	293,750	(293,750)	-
Conversion of Convertible note	-	-	-	-	-	-	-	-	-	-	92,219,557	92,219	75,441	-	167,660
Debt forgiven	-	-	-	-	-	-	-	-	-	-	-	-	286,054	-	286,054
Reclassification of derivative liability to APIC	-	-	-	-	-	-	-	-	-	-	-	-	487,475	-	487,475
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	518,607	518,607
Balances May 31, 2017	1,940,153	$194	148,322	$15	58,774	$58,774	6,350,000	$635	10,216,000	$1,021	381,206,448	$381,206	$2,934,278	$(3,901,094)	$(524,971)
Stock based compensation	-	-	1,678	-	191,226	191,226	-	-	4,784,000	479	30,000,000	30,000	(131,705)	-	90,000
Conversion of Series E Preferred Stock	-	-	-	-	-	-	-	-	(10,500)	(1)	105,000	105	(104)	-	-
Conversion of Convertible note	-	-	-	-	-	-	-	-	-	-	126,463,168	126,463	(90,023)	-	36,440
Contribution to capital	-	-	-	-	-	-	-	-	-	-	-	-	2,000	-	2,000
Reclassification of derivative liability to APIC	-	-	-	-	-	-	-	-	-	-	-	-	169,605	-	169,605
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(590,942)	(590,942)
Balances May 31, 2018	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(4,492,036)	$(817,868)

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Cash Flow

	Year Ended
	May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(590,942)	$518,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	39,520
Stock-based compensation	90,000	200,172
Impairment loss on equipment	-	355,675
Amortization of debt discount	11,539	165,346
(Gain) loss on derivative liability	391,371	(1,586,848)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	64,041	117,352
Accrued interest	7,393	(40,316)
Accrued interest – related party	12,891	12,569
Net cash used in operating activities	(13,707)	(217,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred stock	-	235,000
Proceeds from convertible notes	-	72,500
Payment of convertible notes	-	(146,875)
Proceeds from notes payable - related party	18,000	57,500
Contribution to capital	2,000	-
Net cash provided by financing activities	20,000	218,125

Net cash increase (decrease) for the period	6,293	202
Cash at beginning of period	727	525
Cash at end of Period	$7,020	$727

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$134,506
Taxes paid in cash	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$-	$126,130
Beneficial conversion feature on Series B and Series D Preferred stock	$-	$295,273
Conversion of Series B Preferred stock into common stock	$-	$1,708
Conversion of Series E Preferred stock into common stock	$105	$-
Conversion of convertible notes and accrued interest into common stock	$36,440	$167,660
Settlement of derivative liability to additional paid in capital	$169,605	$487,475
Convertible note exchanged for note payable and accrued interest	$-	$53,630
Cancellation of Series E Preferred Stock	$-	$1
Reclassification of accounts payable to notes payable - related party	$9,711	$26,952
Cancellation of related party notes payable and accrued interest	$-	$286,054

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

Revenue Recognition

It is the Company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale and delivery of its products. For the years ended May 31, 2018 and 2017, the Company has generated $3,255 and $4,486 in revenue from third parties, respectively.

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

Research and Development

We employ processes at our principal manufacturing locations that emphasize applied research and technical services directed at product improvement and quality control. In addition, we conduct research activities related to the development of new products. Research and development expense was $0 and $1,532 in fiscal year 2018 and 2017, respectively.

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

We completed an impairment evaluation of equipment at May 31, 2017 and recognized an impairment loss of $0 and $355,675 during the years ended May 31, 2018 and 2017, respectively.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2018 and 2017, measured at fair value on a recurring basis:

May 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	312,752	312,752

May 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$90,986	$90,986

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

For the years ended May 31, 2018 and 2017, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Year ended
	May 31,
	2018	2017
	(Shares)	(Shares)
Warrants	36,933,026	13,483,132
Convertible notes payable	75,099,419	119,110,868
Series B convertible preferred stock	150,000,000	148,322,000
Series C convertible preferred stock	16,500,000	3,879,084
Series D convertible preferred stock	95,250,000	95,250,000
Series E convertible preferred stock	149,895,000	102,160,000
	523,677,445	482,205,084

For the year ended May 31, 2018, the warrants, convertible notes and convertible preferred stock that were potentially dilutive, were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, 'Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s financial statements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 3 – Related Party Transactions

Notes Payable – Related Parties

During the year ended May 31, 2018 and 2017, the Company borrowed $18,000 and $57,500 from our officer for working capital and converted an existing accounts payable to him of $9,711 and $26,952 to a note payable, respectively. As at May 31, 2018, the total amount owed to this officer was $227,139. Of this amount, $57,500 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest and due on December 31, 2016 and currently in default, and $97,737 of the loan is at 0% interest and due on demand. As at May 31, 2017, the total amount owed to this officer was $199,428. Of this amount, $57,500 of the loan is at 10% interest and to be repaid by June 28, 2017 and currently is in default. $71,902 of the loan is at 10% interest and due on December 31, 2016 and currently in default, and $70,026 of the loan is at 0% interest and due on demand.

On May 9, 2018, as agreed by and between the Company and WB Partners, the note payable to WB Partners was cancelled and the Company recorded $60,532 as additional paid in capital.

On October 20, 2015, the Company issued a Promissory Note (the “Note”) to SouthCorp Capital, for $200,000, due October 20, 2017 for a payment for purchase of equipment of $177,712 and financing cost of $22,288 related to the purchase of the equipment. The Note carries an annual interest rate of 8%. The Company recognized interest expense of $15,036 and amortization expense related to the deferred financing cost of $15,459 for the year ended May 31, 2017. As agreed by and between the Company and Southcorp Capital on May 9, 2017, the note payable to SouthCorp Capital of $200,000 and accrued interest of $25,522 was cancelled and the Company recorded $225,522 as additional paid in capital.

Note 4 – Convertible Notes

The Company had the following convertible notes payable outstanding as of May 31, 2018 and 2017:

	May 31,	May 31,
	2018	2017
JSJ Investments	$36,818	$73,258
	36,818	73,258
Less: debt discount and deferred financing cost	-	(11,539)
	36,818	61,719
Less: current portion of convertible notes payable	36,818	61,719
Long-term convertible notes payable	$-	$-

Typenex Co

On July 24, 2015, the Company received financing in the amount of $93,000 from Typenex Co-Investment, LLC with $13,000 cash discount to the lender and incurred $8,000 in financing costs to third parties. The deferred financing costs were amortized over the life of the note using the effective interest method. The $93,000 bears an 8% interest rate and matured in nine months. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of common stock. Conversion price is 50% of the average of the three lowest closing bid prices for the 15 previous consecutive trading days prior to the payment date. The Company may prepay the note at any time at an amount equal to 120% of the outstanding principal and the accrued and unpaid interest. The note was discounted for a derivative (see note 5 for details) and the discount is being amortized over the life of the note using the effective interest method. On July 8, 2016, the Company made a payment of 50% of the balance then due in the amount of $57,000. The payment of $57,000 was applied to an interest penalty and accrued interest. The Company entered into a Forbearance Agreement with Typenex regarding conversion of the balance of $57,000 debt into shares of common stock at an agreed upon discount and frequency of conversions. During the year ended May 31, 2018, 27,575,932 shares of common stock were issued based on the True-Up conversion. We accounted for the true-up provision as a derivative. As of May 31, 2018 and 2017, the Company had Convertible notes of $0 and accrued interest of $0. During the year ended May 31, 2018 and 2017, the Company recognized interest expense of $0 and $55,796, respectively.

JSJ Investments

On October 13, 2016, the Company received financing in the amount of $85,500 from JSJ Investments with $5,000 original issue discount and incurred $8,000 in financing costs. The original issue discount and financing costs are being amortized over the life of the note using the effective interest method. The $85,500 bears 10% interest and matured on July 13, 2017. The note is currently in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common Stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 5 for details) and the discount is being amortized over the life of the note using the effective interest method. The Company amortized discount and financing costs of $11,539 for the year ended May 31, 2018. During the year ended May 31, 2018, the note of $36,440 was converted into 98,887,236 shares of common stock. During the year ended May 31, 2018 and 2017, the Company recognized interest expense of $7,393 and $5,355. As of May 31, 2018 and 2017, the Company had accrued interest of $12,748 and $5,355, respectively.

Note 5 – Derivative Liability

The Company analyzed the conversion options on the convertible notes and warrants for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the embedded conversion option should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at May 31, 2018 and 2017:

Balance - May 31, 2016	$2,039,179

Addition of new derivative as debt discount	126,130
Day one loss due to derivative	87,124
(Gain) on change in fair value of the derivative	(274,229)
(Gain) on change in fair value of the derivative due to cash payoff	(1,399,743)
Settled upon conversion of debt	(487,475)
Balance - May 31, 2017	$90,986

Loss on change in fair value of the derivative	391,371
Settled upon conversion of debt	(169,605)
Balance - May 31, 2018	$312,752

The following table summarizes the gain (loss) on derivative liability included in the statements of operations for the years ended May 31, 2018 and 2017, respectively.

	Year Ended
	May 31,
	2018	2017
Day one loss due to derivatives on convertible debt	$-	$87,124
(Gain) loss on change in fair value of the derivative	391,371	(1,673,972)
	$391,371	$(1,586,848)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	May 31,	May 31,
	2018	2017
Expected term	0.02 - 3.08 years	0.12 - 4.08 years
Expected average volatility	239% - 362%	108% - 315%
Expected dividend yield	-	-
Risk-free interest rate	0.83% - 2.54%	0.34% - 1.62%

Note 6 – Equity Transaction

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

There were no issuances of the Series A Preferred Stock during the year ended May 31, 2018.

On March 10, 2017, the Company issued 50 shares of Series A Preferred Stock to our officers as compensation for a value of $0.

As of May 31, 2018 and 2017, 1,940,153 shares of series A Preferred Stock were issued and outstanding.

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

On December 22, 2017, the board of directors approved the issuance of 1,678 shares of Series B Convertible Preferred Stock to four officers as part of compensation of $15,000 per officer.

On March 10, 2017, the Company issued 23,430 shares of Series B Preferred Stock to our officers as compensation for a value of $42,172.

During the year ended May 31, 2017, 17,078 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 17,078,000 shares of common stock.

As of May 31, 2018 and 2017, 150,000 and 148,322 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

On December 22, 2017, the board of directors approved the issuance of 191,226 shares of  Series C Convertible Preferred Stock to four officers as part of compensation of $15,000 per officer.

There were no issuances of the Series C Preferred Stock during the year ended May 31, 2017.

As of May 31, 2018 and 2017, 250,000 and 58,774 shares of Series C Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

On June 13, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, “Series D Convertible Preferred Stock.

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock at a par value of $0.0001. The Series D Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series D Preferred Stock. Beginning January 1, 2017, each holder of shares of Series D Preferred Stock may, at any time and from time to time, convert each of its shares of Series D Preferred Stock into a 15 of fully paid and nonassessable shares of common stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and determined it contained a beneficial conversion feature of $293,750.

There were no issuances of the Series D Preferred Stock during the year ended May 31, 2018.

During the year ended May 31, 2017, the Company issued 2,350,000 shares of Series D Preferred Stock for cash of $235,000.

On March 10, 2017, the Company issued 4,000,000 shares of Series D Preferred Stock to our officers as compensation for a value of $108,000.

As of May 31, 2018 and 2017, 6,350,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

On December 22, 2017, the board of directors approved the issuance of 4,784,000 shares of  Series E Convertible Preferred Stock to four officers as part of compensation of $15,000 per officer.

During the year ended May 31, 2017, 9,000 shares of Series E Preferred Stock were cancelled by a holder and the Company credited additional paid in capital and reversed Series E Preferred Stock at par value.

As of May 31, 2018 and 2017, 14,989,500 and 10,216,000 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

On July 26, 2017, the Company filed amended Articles of Incorporation to increase the authorized capital from 500,000,000 shares of common stock to 1,500,000,000 shares of Common Stock and to change the par value to $0.001 per share. The Company is authorized to issue 1,500,000,000 shares of common stock at a par value of $0.001.

During the year ended May 31, 2018, the Company issued common stock as follows,

•	98,887,236 common shares for the conversion of debt and accrued interest of $36,440.
•	27,575,932 common shares for the True-Up conversion.
•	10,500 shares of Series E Convertible Preferred Stock were converted at rate of 1 preferred share to 10 common shares, resulting in the issuance of 105,000 shares of common stock.
•	30,000,000 common shares for consulting services valued at $30,000.

During the year ended May 31, 2017, the Company issued common shares, as follows:

•	17,078 shares of Series B Preferred Stock were converted at rate of 1 preferred share to 1,000 common shares, resulting in the issuance of 17,078,000 shares of common stock.
•	92,219,557 common shares were issued for the conversion of debt and accrued interest of $167,660
•	20,000,000 common shares were issued to our officers as compensation for a value of $50,000

As of May 31, 2018 and 2017, 537,774,616 and 381,206,448 shares of common stock were issued and outstanding, respectively.

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

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2018:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in years)
36,933,026	2.33 years	$0.00028	36,933,026	$0.00028

The following table summarizes warrant activity for the years ended May 31, 2018 and 2017:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2016	4,062,633	$0.0025	4.33 years

Reset features	11,326,128	0.0007	3.33 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, May 31, 2017	15,388,761	$0.0007	3.33 years

Reset features	21,544,265	0.00028	3.08 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, May 31, 2018	36,933,026	$0.00028	2.33 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at May 31, 2017, for those warrants for which the quoted market price was in excess of the exercise price ("in-the-money" warrants). As of May 31, 2017, the aggregate intrinsic value of warrants outstanding was approximately $93,256 based on the closing market price of $0.0028 on May 31, 2018.

The Company determined that the warrants qualify for derivative accounting (see note 5).

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2018 and 2017 as applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the period ended May 31, 2018. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	May 31,	May 31,
	2018	2017
Income tax provision at the federal statutory rate	26.8%	35%
Effect on operating losses	(26.8%)	(35%)
	-	-

Changes in the net deferred tax assets consist of the following:

Income tax	May 31,	May 31,
	2018	2017
Net operating loss carry forward	$860,739	$762,707

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31,	May 31,
	2018	2017
Total deferred tax assets at statutory tax rate	$180,755	$266,948
Increase in valuation allowance	(180,755)	(266,948)
Net deferred tax asset	$-	$-

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 8, 2018, we dismissed our independent public accounting firm, MaloneBailey, LLP (“MaloneBailey”) effective that date.

The reports of MaloneBailey on the financial statements of our as of and for the fiscal year ended May 31, 2016 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to the Company’s ability to continue as a going concern. During the fiscal years ended May 31, 2017 and 2016, and the subsequent interim periods thereto, and through January 8, 2018, there were no (a) disagreements as described in Item 304(a)(1)(iv) of Regulation S-K between our company and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MaloneBailey’s satisfaction, would have caused MaloneBailey to make reference thereto in their reports on the financial statements for such years, and (b) there were no other “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K, except for material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended May 31, 2017.

On January 8, 2018, our board of directors approved the engagement of Heaton and Company, PLLC dba, Pinnacle Accountancy Group (“Pinnacle”) as our new independent registered public accounting firm to audit and review our company’s financial statements.

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

As of May 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2018, our internal control over financial reporting are not effective. Our management reviewed the results of their assessment with our board of directors.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of May 31, 2018:

Independent Directors: Our company does not have any independent directors. We intend to obtain at least two independent directors during the year ended May 31, 2020. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: Our company intends to hire additional staff members, either as employees or consultants, prior to May 31, 2018. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase our company’s Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year. As of May 31, 2018, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of May 31, 2018, our company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. Our company’s management expects, once it is in the financial position to do so, to hire additional staff in our accounting department to be able to segregate the duties. Our company expects that the expense will be approximately $60,000 per year which would allow our company to hire two new staff members.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nate Steck	President, Chief Executive Officer and Director	47	May 12, 2014
Marc Kassoff	Vice-President, Chief Financial Officer and Director	70	May 12, 2014
Timothy Denton	Secretary and Director	67	May 12, 2014
Jeremy Kaplan	Vice-President of Marketing/Branding	47	May 12, 2014

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

Marc Kassoff – Vice-President, Chief Financial Officer and Director

Mr. Kassoff currently the President and CEO of Meyer, Christian and Associates, Inc. a healthcare subrogation firm. This has been his position for the last 18 years. Mr. Kassoff is also on the Board of the Effect and Encompass which serves the South Orange County community as a Drug and Alcohol Recovery Program.

Our company believes that Mr. Kassoff’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Timothy Denton – Secretary and Director

Mr. Denton has practiced law in California since 1981, and during that time he has represented and assisted dozens of start-up companies and other businesses, handling both matters involving transactional business as well as civil litigation. For over 13 years he has been the Supervising Attorney at the firm of Meyer Christian & Associates, primarily representing hospitals and medical provider groups, working with his clients to ensure regulatory compliance with state and federal laws and agencies. He has continued to work with business development issues for a number of start-up businesses throughout this period, including assisting in the development of Nate’s Food, Co.

Our company believes that Mr. Denton’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Jeremy Kaplan – Vice-President, Marketing/Branding

Mr. Kaplan is a marketing executive and designer with over 18 years’ experience in retail marketing, branding and design. He has overseen marketing and creative projects that led to the rollout of new product and services for Bloomingdale’s, Ralph Lauren, Donna Karen, Acura, Samsung, Sun Microsystems and NapaStyle. Jeremy has managed marketing campaigns in support of store openings for Bloomingdale’s, and has held roles designing fixtures and furniture for Lexus, Philz Coffee, and Sessions snowboarding and outerwear.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Nate Steck President, CEO	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Marc Kassoff Vice-President,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Timothy Denton	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jeremy Kaplan Vice-	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President Marketing/ Branding	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 15 , 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Nate Steck 15151 Springdale St, Huntington Beach, CA 92649

6,974,000 Common Stock / Direct

970,052 Series A Preferred / Direct

21,292 Series B Preferred / Direct

47,807 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

1.3% 49.99% 14.2% 19.12% 15.75% 7.98
Marc Kassoff 15151 Springdale St, Huntington Beach, CA 92649

5,296,000 Common Stock / Direct

970,051 Series A Preferred / Direct

52,970 Series B Preferred / Direct

47,807 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

* 49.99% 35.31% 19.12% 15.75% 7.98%
Timothy Denton 15151 Springdale St, Huntington Beach, CA 92649

5,000,000 Common Stock / Direct

25 Series A Preferred / Direct

20,419 Series B Preferred / Direct

47,806 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

* * 13.61% 19.12% 15.75% 7.98%
Jeremy Kaplan 15151 Springdale St, Huntington Beach, CA 92649

5,000,000 Common Stock / Direct

25 Series A Preferred / Direct

20,469 Series B Preferred / Direct

47,806 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

* * 13.65% 19.12% 15.75% 7.98%
Directors and Executive Officers as a Group	22,270,000 Common Stock 1,940,153 Series A Preferred 115,150 Series B Preferred 191,226 Series C Preferred 4,000,000 Series D Preferred 4,784,000 Series E Preferred	4.14% 100% 76.77% 76.49% 62.99% 31.92%

_________________

*	represents an amount less than 1%
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 15, 2018. As of November 15, 2018 there were 537,774,616 shares of our company’s common stock issued and outstanding.
(2)	Our company is authorized to issue 2,000,000 shares of Series A Preferred Stock, par value $0.0001. As of November 15, 2018 there were 1,940,153 shares of our company’s Series A Preferred Stock issued and outstanding.
(3)	Our company is authorized to issue 150,000 shares of Series B Preferred Stock, par value $0.0001. As of November 15, 2018 there were 150,000 shares of our company’s Series B Preferred Stock issued and outstanding.

(4)	Our company is authorized to issue 250,000 shares of Series C Preferred Stock, par value $1.00. As of November 15, 2018 there were 250,000 shares of our company’s Series C Preferred Stock issued and outstanding.
(5)	Our company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.0001. The Series D Preferred Stock is convertible into shares of our common stock. As of November 15, 2018 there were 6,350,000 shares of our company’s Series D Preferred Stock issued and outstanding. Of the Series D Preferred Stock outstanding, 4,000,000 are held by our directors or officers and upon conversion, no current holder of the Series D Preferred Stock would be a beneficial owner of 5% or more of our common stock.
(6)	Our company is authorized to issue 15,000,000 shares of Series E Preferred Stock, par value $0.0001. As of November 15, 2018 there were 14,989,500 shares of our company’s Series E Preferred Stock issued and outstanding. Of the Series E Preferred Stock outstanding, 4,784,000 are held by our directors and officers. Upon conversion no current holder of the Series E Preferred stock would be a beneficial owner of 5% or more of our common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2018 and for fiscal year ended May 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2018	May 31, 2017
Audit Fees	$6,000	$31,150
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$31,150

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

NATE’S FOOD CO.
(Registrant)

Dated: April 19, 2019	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 19, 2019	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2019	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 19, 2019	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 19, 2019	/s/ Timothy Denton
Timothy Denton
Secretary and Director

