Form 10-K
period 2021-05-31
Nate's Food Co.
filed 2021-07-29
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2020, was approximately $850,000 based on a $0.0006 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

537,774,616 common shares as of July 26, 2021.

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

As used in this current report and unless otherwise indicated, the terms “Company”, “we”, “us” , “our” and “our company” mean Nate’s Food Co., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Colorado on January 12, 2000 under the name Capital Resources Alliance, Inc. At inception, we were an early stage company in the business of mining and exploration. On May 19, 2014 our company completed a reverse merger with Nate’s Pancakes, Inc., an Indiana company, with Nate’s Pancakes being the surviving entity. In May 2014, we changed our name from Capital Resource Alliance, Inc. to Nate’s Food Co.

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

At present, we do not have any ongoing production of Nate’s Homemade Pancake and Waffle Batter due to the lack of a production facility. Our production has been temporarily suspended and our equipment placed in storage until we have sufficient financial resources to resume production, either in manufacturing facility of our own or by working with a copacker as we have done in the past.

License Agreement

Term

The license agreement in which our company entered into was for a term of twenty (20) years. Our company had the right to renew the license agreement for successive ten (10) year period by paying $1,000,000 for each new term. Production was halted in January 2018 and the holders of the license agreed to accept a buy-out of $0.00 and halt the accrual of any additional minimum fees. As of April 1, 2019, our company has been the sole owners of the intellectual property associated with the license agreement.

Payments/Royalty

Under the terms of the license agreement, our company was required to pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license required that we pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement (June 1, 2015) which is against the 3% royalty. The fee began accruing on June 1, 2015.

Due to the production halt and subsequent buy-out in January 2018, there were no amounts accrued with respect to any accrued royalty payments as at May 31, 2021 and May 31, 2020.

Product Ordering

Our company is able to purchase raw materials directly from 3rd party suppliers and manufacture the product for sales. Our company may also develop and create additional flavors such as chocolate, blueberry, or strawberry.

Our Product

Through Nate’s Homemade we sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. Our current product is an original flavor of pancake and waffle batter and we have developed three flavors for our pancake and waffle mix. Once we have resumed production, we plan to continue to expand into other baked goods and other non-breakfast areas.

Our Customers

Prior to suspending production, our products were being sold across the United States to a variety of customers through our online store at www.nateshomemade.com. At present, we have no ongoing sales activities since production is suspended, and we have stopped using the website, www.nateshomemade.com.

When we were in production, we delivered samples of our products to retail chains such as Wal-Mart, Target, Sam’s Club, Costco, Kroger, BJ’s and Albertson’s and in retail stores and evaluate their interest of our product.

Sales and Marketing

Since suspending all production activity, we have also suspended our sales and marketing activity. We anticipate resuming production as well as sales and marketing activity in the future when we have the necessary financial resources.

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

We currently have suspended all production, sales, marketing and distribution activities until such time as we have the financial resources necessary to resume production.

Seasonality

Sales of our products were not seasonal, and were generally evenly distributed throughout the year.

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

In March 2014, the FDA issued a proposed rule that would make significant changes to the information appearing in, and the format of, the nutrition facts appearing on food labels. In July 2015, the FDA issued a supplemental proposed rule to establish a reference value for added sugars and to require a declaration of the percent daily value of added sugars on the food label. The proposed rule would also revise the footnote in the nutrition label regarding the percent daily value. It is not clear whether FDA will issue final regulation or, if it does, how much time FDA will give food manufactures to bring their labels into compliance. During the time our products were in production we worked with our copacker to ensure that all of our products were fully compliant with all relevant FDA regulations.

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

In September 2015, FDA released final rules implementing the Produce Safety and Current Good Manufacturing Practices, Hazard Analysis and Risk Based Preventive Controls (HARPC) requirements for human food and animal food, which was a major milestone in the implementation of FSMA. The final rules revise the FDA’s food safety regulations by: (1) codifying good agricultural practices and water fertilizer action limits, (2) updating and revising certain requirements in the existing current good manufacturing practices regulations (current 21 CFR Part 110), (3) requiring the establishment and implementation of a food safety system that includes an analysis of hazards and risk-based preventive controls and sets requirements for a written food safety plan, and (4) adding new requirements for a risk-based end-to-end supply chain program. Compliance is required by September 19, 2016, with respect to the new good manufacturing practices and HARPC regulations, and by January 2017, with respect to the new produce safety rules. We remained in full compliance with all relevant manufacturing and production safety rules and regulations until we suspended all production activities in 2018.

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

Intellectual Property

We currently have the exclusive license to all intellectual property held by IPC, Inc., which includes the patent filed by Nate Steck for delivery of pancake and waffle batter contained in an aerosol can, as well as our domain names and websites, www.natesfoodco.com and www.nateshomemade.com.

Employees

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full-time employees.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended:	High	Low
May 31, 2021	$0.0020	$0.0002
February 28, 2021	0.0025	0.0005
November 30, 2020	0.0011	0.0004
August 31, 2020	0.0008	0.0002
May 31, 2020	0.0007	0.0002
February 29, 2020	0.0009	0.0003
November 30, 2019	0.0015	0.0004
August 31, 2019	$0.0014	$0.0007

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of July 20, 2021, the shareholders’ list showed 21 registered shareholders with 537,774,616 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2021, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2021 and 2020.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Liquidity Requirements

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

Results of Operations - Years Ended May 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2021 and 2020, which are included herein.

Our operating results for the years ended May 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	May 31,
	2021	2020	Change
Revenue	$1,758	$-	$1,758
Cost of goods sold	456	-	456
Gross profit	1,302	-	1,302
Operating expenses	22,434	23,245	(811)
Other (income) expenses	(1,164,026)	1,286,606	(2,450,632)
Net income (loss)	$1,142,894	$(1,309,851)	$(2,447,927)

Revenue

Our Company generated $1,758 in revenue with a gross profit of $1,302 or 74%, for the year ended May 31, 2021, as compared to $0 revenue with a gross profit of $0, for the year ended May 31, 2020.

Operating expenses

Our operating expenses for the year ended May 31, 2021, were $22,434 compared to $23,245 for the year ended May 31, 2020. The decrease in operating expenses was primarily as a result of a decrease in general and administrative expenses.

Other (income) expenses

During the year ended May 31, 2021, the Company recognized $1,184,178 gain on change in fair value of derivative liabilities, compared to $1,255,026 loss on fair value of derivative liabilities during the year ended May 31,2020. During the years ended May 31, 2021 and 2020, the Company recognized interest expenses of $20,152 and $31,580, respectively.

Liquidity and Financial Condition

Working Capital

	May 31,	May 31,
	2021	2020	Changes
Current Assets	$615	$727	$(112)
Current Liabilities	1,344,749	2,487,755	(1,143,006)
Working Capital Deficiency	$1,344,134	$2,487,028	$(1,142,894)

Cash Flows

	Year Ended
	May 31,
	2021	2020
Net cash used in operating activities	$(4,112)	$(2,059)
Net cash used in investing activities	-	-
Net cash provided by financing activities	4,000	2,500
Net change in cash	$(112)	$441

The current assets as of May 31, 2021 and 2020, were all from cash at bank account of $615 and $727, respectively.

Our total current liabilities as of May 31, 2021, were $1,344,749 as compared to total current liabilities of $2,487,755 as of May 31, 2020. The decrease in current liabilities was primarily due to a decrease in value of derivative liabilities of $1,184,178 offset by an increase in accrued interest of $7,259, accrued interest-related parties of $12,894 and notes payable -related party of $21,019.

Operating Activities

Net cash used in operating activities was $4,112 for the year ended May 31, 2021, compared with net cash used in operating activities of $2,059 for the year ended May 31, 2020.

Investing Activities

During the years ended May 31, 2021, and 2020, our company did not have any investing activities.

Financing Activities

Net cash from financing activities was $4,000 for the year ended May 31, 2021, compared to $2,500 from financing activities for the year ended May 31, 2020, primarily due to a decrease in proceeds from notes payable – related parties.

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

AUDITED FINANCIAL STATEMENTS

May 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nate’s Food Co.

Huntington Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nate’s Food Co. (the Company) as of May 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Consideration” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. At May 31, 2021, the Company had an accumulated deficit of $5,018,302. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through planned resumption of operations, management of expenditures, obtaining additional loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to resume operations and access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to resume operations, manage expenditures, its ability to access funding from the capital market, and its ability to obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the probability that the Company will be able to: (i) resume operations, (ii) access funding from the capital markets, (iii) manage expenditures, and (iv) obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

July 27, 2021

Nate’s Food Co.

Balance Sheets

	May 31,	May 31,
	2021	2020
ASSETS
Current assets:
Cash	$615	$727
Total current assets	615	727

TOTAL ASSETS	$615	$727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$298,489	$298,489
Accrued interest	34,546	27,287
Accrued interest - related party	76,281	63,387
Notes payable - related party	361,075	340,056
Convertible notes	36,818	36,818
Derivative liability	537,540	1,721,718
Total current liabilities	1,344,749	2,487,755

Total liabilities	1,344,749	2,487,755

Stockholders’ Deficit:
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding	635	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 537,774,616 issued and outstanding, respectively	537,774	537,774
Additional paid in capital	2,884,051	2,884,051
Accumulated deficit	(5,018,302)	(6,161,196)
Total stockholders’ deficit	(1,344,134)	(2,487,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$615	$727

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Operations

	May 31, 2021	May 31, 2020

Sales	$1,758	$-
Cost of Goods Sold	456	-
Gross Profit	1,302	-

Operating Expenses
Selling, general and administrative	$22,434	$23,245
Total operating expenses	22,434	23,245

Operating Loss	(21,132)	(23,245)

Other (Income) Expense
(Gain) loss on change in fair value of derivative liability	(1,184,178)	1,255,026
Interest expense	20,152	31,580
Total other (income) expenses	(1,164,026)	1,286,606

Net Income (Loss)	$1,142,894	$(1,309,851)

Net income (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	537,774,616	537,774,616
Diluted	545,415,172	537,774,616

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Changes in Stockholders’ Deficit

	Preferred Stock										Common		Additional		Total
	Series A		Series B		Series C		Series D		Series E		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances May 31, 2019	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(4,851,345)	$(1,177,177)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,309,851)	(1,309,851)
Balances May 31, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(6,161,196)	$(2,487,028)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,142,894	1,142,894
Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,018,302)	$(1,344,134)

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Cash Flow

	Year Ended
	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,142,894	$(1,309,851)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(1,184,178)	1,255,026
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,019	32,594
Accrued interest - related party	12,894	12,892
Accrued interest	7,259	7,280
Net cash used in operating activities	(4,112)	(2,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	4,000	2,500
Net cash provided by financing activities	4,000	2,500

Net cash increase (decrease) for the period	(112)	441
Cash at beginning of period	727	286
Cash at end of period	$615	$727

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$17,019	$-

The accompanying notes are an integral part of these financial statements.

NATE’S FOOD CO.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2021 AND 2020

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

We sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. Our current product is an original flavor of pancake and waffle batter. Currently, we have developed three flavors for our pancake and waffle mix. We suspended our operations in 2018, but plan to resume our pancake and waffle batter operations, and to expand into other baked goods and other non-breakfast areas.

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

Stock-Based Compensation

The Company applies ASC 718 “Compensation – Stock Compensation” to stock-based compensation to employees and non-employees, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the estimated service period (generally the vesting period) on the straight-line method. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, "Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s sales are derived from the sale of ready-to-use, pre-mixed pancake and waffle batter. The Company recognizes revenue at a point in time when it satisfies its obligation by transferring control of the goods to the customer. The cost of sales includes packaging-related expenses.

During the years ended May 31, 2021 and 2020, the Company recognized revenue of $1,758 and nil, respectively, for the goods that have been delivered to the customers. During the years ended May 31, 2021 and 2020, the Company incurred cost of sales of $456 and nil, respectively, resulting in gross profit of $1,302 and nil, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2018 and 2017, measured at fair value on a recurring basis:

May 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$537,540	$537,540

May 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,721,718	$1,721,718

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for outstanding warrants and options and using the if-converted method for convertible debt and convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended May 31, 2021 and 2020, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Year ended
	May 31,
	2021	2020
	(Shares)	(Shares)
Warrants	-	92,322,564
Convertible notes payable	185,358,384	582,762,000
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	95,250,000	95,250,000
Series E convertible preferred stock	149,895,000	95,250,000
	597,003,384	1,032,084,564

For the year ended May 31, 2020, the warrants, convertible notes and convertible preferred stock that were potentially dilutive, were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended May 31, 2021:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,142,894	537,774,616	$0.00
Effect of dilutive securities:
Warrants	-	-	-
Convertible notes payable	(1,190,805)	185,358,384	-
Preferred stock	-	-	-
Diluted EPS	$(47,911)	723,133,000	$(0.00)

Recently Issued Accounting Pronouncements

The Company has determined that there are no applicable recently issued accounting pronouncements that are expected to have a material impact on these financial statements.

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

Note 3 – Related Party Transactions

Notes Payable – Related Party

During the years ended May 31, 2021 and 2020, the Company borrowed $4,000 and $2,500, respectively from our officer for working capital purposes. As at May 31, 2021 and 2020, the total amount owed to this officer was $361,075 and $334,056, respectively. Of the May 31, 2021 amount, $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default, and as at May 31, 2021 and 2020, accrued interest of $28,079 and $22,379 in interest has been recorded with respect to this loan.There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2016 and currently in default and as at May 31, 2021 and 2020, accrued interest of $48,202 and $41,008 in interest has been recorded with respect to this loan.There is no additional interest charged to the note as a result of the default. Additionally, $232,173 of the loan includes $17,019 reclassified from accounts payable is at 0% interest, and is due on demand.

Note 4 – Convertible Notes

The Company had the following convertible notes payable outstanding as of May 31, 2021 and 2020:

	May 31,	May 31,
	2021	2020
Convertible notes payable	$36,818	$36,818
	36,818	36,818
Less: debt discount and deferred financing cost	-	-
	36,818	36,818
Less: current portion of convertible notes payable	36,818	36,818
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 bears 10% interest and matured on July 13, 2017. The note is currently in default, and bears 18% interest rate while in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 5 for details) and the discount was amortized over the original life of the note using the effective interest method. During the years ended May 31, 2021 and 2020, the Company recognized interest expense of $7,259 and $7,279, respectively. As of May 31, 2021 and 2020, the Company had accrued interest of $34,546 and $27,287, respectively.

Note 5 – Derivative Liability

The Company analyzed the conversion options on its convertible note (note 4) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability when the conversion option becomes effective and there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants (note 6) as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at May 31, 2021 and 2020:

Balance - May 31, 2019	$466,692

(Gain) on change in fair value of the derivative	1,255,026
Balance - May 31, 2020	$1,721,718

Loss on change in fair value of the derivative	(1,184,178)
Balance - May 31, 2021	$537,540

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	May 31,	May 31,
	2021	2020
Expected term	(3.14) – 0.08 years	(2.13) – 1.08 years
Expected average volatility	336%	274% - 361%
Expected dividend yield	-	-
Risk-free interest rate	0.08%	0.18% - 1.76%

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

There were no issuances of the Series A Preferred Stock during the years ended May 31, 2021 and 2020.

As of May 31, 2021 and 2020, 1,940,153 shares of series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Preferred Stock at a par value of $0.0001. The Series B Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series B Preferred Stock. The Series B Preferred Stock converts into common stock at a ratio of 1:1,000. However, the Series B Preferred Stock may not be converted for a period of 12 months from the date of issue.

There were no issuances of the Series B Preferred Stock during the years ended May 31, 2021 and 2020.

As of May 31, 2021 and 2020, 150,000 shares of Series B Preferred Stock were issued and outstanding.

Series C Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Preferred Stock at a par value of $1. The Series C Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series C Preferred Stock. The Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock.

There were no issuances of the Series C Preferred Stock during the years ended May 31, 2021 and 2020.

As of May 31, 2021 and 2020, 250,000 shares of Series C Preferred Stock were issued and outstanding.

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

There were no issuances of the Series D Preferred Stock during the years ended May 31, 2021 and 2020.

As of May 31, 2021 and 2020, 6,350,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series E Preferred Stock during the years ended May 31, 2021 and 2020.

As of May 31, 2021 and 2020, 14,989,500 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 1,500,000,000 shares of common stock at a par value of $0.001.

There were no issuances of common stock during the years ended May 31, 2021 and 2020.

As of May 31, 2021 and 2020, 537,774,616 shares of common stock were issued and outstanding, respectively.

Warrants

On September 29, 2015, the Company granted 1,000,000 warrants valued at $29,000 to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants were originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of these reset features, additional warrants were issued and became exercisable into 92,332,564 shares of common stock at $0.00011 per share. Each warrant was exercisable into one share of common stock.

The following table summarizes warrant activity for the years ended May 31, 2021 and 2020:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, May 31, 2019	36,933,026	$0.00028	1.33 years

Reset features	55,399,539	0.00011	0.33 years
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, May 31, 2020	92,322,564	$0.00011	0.33 years

Reset features	-	-	-
Forfeited	(92,332,564)	(0.00011)	-
Exercised	-	-	-
Outstanding, May 31, 2021	-	$-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at May 31, 2017, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants).

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2021 and 2020 as applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the period ended May 31, 2021. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21)%

Changes in the net deferred tax assets consist of the following:

Income tax	May 31,	May 31,
	2021	2020
Net operating loss carry forward	$1,080,649	$1,121,933

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31,	May 31,
	2021	2020
Total deferred tax assets at statutory tax rate	$226,936	$235,606
Increase in valuation allowance	(226,936)	(235,606)
Net deferred tax asset	$-	$-

Note 8 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at May 31, 2021 and 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

As of May 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of May 31, 2021, our internal controls over financial reporting are not effective. Our management reviewed the results of their assessment with our board of directors.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2021:

•	No independent directors: Our company does not have any independent directors.

•	No segregation of duties: Ineffective controls over financial reporting.

•	No audit committee

•	No written policies & procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

As of May 31, 2021, our company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. Our company’s management expects, once it is in the financial position to do so, to hire additional staff in our accounting department to be able to segregate the duties.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nate Steck	President, Chief Executive Officer and Director	51	May 12, 2014
Marc Kassoff	Vice-President, Chief Financial Officer and Director	74	May 12, 2014
Timothy Denton	Secretary and Director	71	May 12, 2014

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

Marc Kassoff – Vice-President, Chief Financial Officer and Director

Mr. Kassoff currently the President and CEO of Meyer, Christian and Associates, Inc. a healthcare subrogation firm. This has been his position for the last 20 years. Mr. Kassoff is also on the Board of the Effect and Encompass which serves the South Orange County community as a Drug and Alcohol Recovery Program.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nate Steck	--	--	1	(1)
Marc Kassoff	--	--	1	(1)
Timothy Denton	--	--	1	(1)

____________

(1)	The insider is late filing beneficial ownership forms. The required beneficial ownership forms are expected to be filed subsequent to the filing of this Form 10-K.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee or as a financial expert.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nate Steck	2021	-	-	-	-	-	-	-	-
President, CEO and Director	2020	-	-	-	-	-	-	-	-
Marc Kassoff	2021	-	-	-	-	-	-	-	-
Vice-President, CFO and Director	2020	-	-	-	-	-	-	-	-
Timothy Denton	2021	-	-	-	-	-	-	-	-
Secretary and Director	2020	-	-	-	-	-	-	-	-

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2021, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2021, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 20, 2021, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)(2)(3)(4)(5)(6)
Nate Steck 15151 Springdale St, Huntington Beach, CA 92649

6,974,000 Common Stock / Direct
970,052 Series A Preferred / Direct
21,292 Series B Preferred / Direct
47,807 Series C Preferred / Direct
1,000,000 Series D Preferred / Direct
1,196,000 Series E Preferred / Direct

1.3% 50.0% 14.2% 19.1% 15.8% 8.0%
Marc Kassoff 15151 Springdale St, Huntington Beach, CA 92649

5,296,000 Common Stock / Direct
970,051 Series A Preferred / Direct
52,970 Series B Preferred / Direct
47,807 Series C Preferred / Direct
1,000,000 Series D Preferred / Direct
1,196,000 Series E Preferred / Direct

1.0% 50.0% 35.3% 19.1% 15.8% 8.0%
Timothy Denton 15151 Springdale St, Huntington Beach, CA 92649

5,000,000 Common Stock / Direct
25 Series A Preferred / Direct
20,419 Series B Preferred / Direct
47,806 Series C Preferred / Direct
1,000,000 Series D Preferred / Direct
1,196,000 Series E Preferred / Direct

0.9% - 13.6% 19.1% 15.8% 8.0%

Directors and Executive Officers as a Group	17,270,000 Common Stock 1,940,128 Series A Preferred 94,681 Series B Preferred 143,420 Series C Preferred 3,000,000 Series D Preferred 3,588,000 Series E Preferred	3.2% 99.99% 63.1% 57.4% 47.2% 23.9%

Jeremy Kaplan 15151 Springdale St, Huntington Beach, CA 92649	20,469 Series B Preferred / Direct 47,806 Series C Preferred / Direct 1,000,000 Series D Preferred / Direct 1,196,000 Series E Preferred / Direct	13.6% 19.1% 15.8% 8.0%

_________________

*represents an amount less than 1%

19

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 20, 2021. As of July 20, 2021 there were 537,774,616 shares of our company’s common stock issued and outstanding.

(2)

Our company is authorized to issue 2,000,000 shares of Series A Preferred Stock, par value $0.0001. As of July 20, 2021 there were 1,940,153 shares of our company’s Series A Preferred Stock issued and outstanding.

(3)

Our company is authorized to issue 150,000 shares of Series B Preferred Stock, par value $0.0001. As of July 20, 2021 there were 150,000 shares of our company’s Series B Preferred Stock issued and outstanding.

(4)

Our company is authorized to issue 250,000 shares of Series C Preferred Stock, par value $1.00. As of July 20, 2021 there were 250,000 shares of our company’s Series C Preferred Stock issued and outstanding.

(5)

Our company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.0001. The Series D Preferred Stock is convertible into shares of our common stock. As of July 20, 2021 and there were 6,350,000 shares of our company’s Series D Preferred Stock issued and outstanding. Of the Series D Preferred Stock outstanding, 3,000,000 are held by our directors or officers and upon conversion, no current holder of the Series D Preferred Stock would be a beneficial owner of 5% or more of our common stock.

(6)

Our company is authorized to issue 15,000,000 shares of Series E Preferred Stock, par value $0.0001. As of July 20, 2021 there were 14,989,500 shares of our company’s Series E Preferred Stock issued and outstanding. Of the Series E Preferred Stock outstanding, 3,588,000 are held by our directors and officers. Upon conversion no current holder of the Series E Preferred stock would be a beneficial owner of 5% or more of our common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2021 and for fiscal year ended May 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2021	May 31, 2020
Audit Fees	$5,250	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$5,250	$0

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

Item 15. Exhibits and Financial Statement Schedules

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

NATE’S FOOD CO.
(Registrant)

Dated: July 28, 2021	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 28, 2021	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 28, 2021	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 28, 2021	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 28, 2021	/s/ Timothy Denton
Timothy Denton
Secretary and Director

