Form 10-K/A
period 2021-05-31
Nate's Food Co.
filed 2021-10-12
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

Our Current Business

The Company is engaged in “Bitcoin Mining” – i.e. the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company intends to purchase and maintain ASIC (application-specific integrated circuit) computers - computers are specifically designed for cryptocurrency mining - that will be used for Bitcoin Mining. We plan to initially place this Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee. We plan to generate revenues through receiving Bitcoin from our Bitcoin Mining equipment. We have not sold any generated any revenues to date or acquired any Bitcoin Mining equipment.

Bitcoin Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of Bitcoins for their effort. The Company will only mine Bitcoin. The Company is actively in discussions with manufactures and resellers to acquire additional bitcoin mining equipment and capacity. The Company’s initial goal is to acquire 25,000 terrahash in mining capacity in the next 12 months. Terahashes are the unit used to measure speed of the mining hardware mining cryptocurrencies, with a TH/s equaling one trillion hash calculations computed in one second.  Open-source calculators are available, such as NovaBlock, that allow for the calculation of expected revenue based on TH/s.

Our food development division licenses, develops and manufactures food products.  The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed products, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry.  The flavors can be found at www.natesfoodco.com/brands.

Bitcoin Customers

Customers does not factor into our Bitcoin Mining operations.

Bitcoin Marketing

Marketing does not factor into our Bitcoin Mining operations.

Bitcoin Distribution

Distribution does not factor into our Bitcoin Mining operations.

Food Product License Agreement

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

Since January 2018, there were no amounts accrued with respect to any accrued royalty payments as at May 31, 2021 and May 31, 2020.

Product Ordering

Our company is able to purchase raw materials directly from 3rd party suppliers and manufacture the product for sales. Our company may also develop and create additional flavors such as chocolate, blueberry, or strawberry.

Our Food Products

Through Nate’s Homemade we sell a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. Our current product is an original flavor of pancake and waffle batter and we have developed three flavors for our pancake and waffle mix. Once we have resumed production, we plan to continue to expand into other baked goods and other non-breakfast areas.

Our Food Product Customers

Our products were being sold across the United States to a variety of customers through our online store at www.nateshomemade.com. Currently, the Company is focused on licensing its products to 3rd party production facilities that have established contracts with grocery stores and big box stores. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry.  The flavors can be found at www.natesfoodco.com/brands.

We have previously delivered samples of our products to retail chains such as Wal-Mart, Target, Sam’s Club, Costco, Kroger, BJ’s and Albertson’s and in retail stores and evaluate their interest of our product.

Food Product Sales and Marketing

The Company is currently focused on licensing our products to 3rd party production facilities that have established contracts with grocery stores and big box stores.

Food Manufacturing and Distribution

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

Note 3 – Related Party Transactions

Notes Payable – Related Party

During the years ended May 31, 2021 and 2020, the Company borrowed $4,000 and $2,500, respectively from our officer for working capital purposes. As at May 31, 2021 and 2020, the total amount owed to this officer was $361,075 and $334,056, respectively. Of the May 31, 2021 amount, $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default, and as at May 31, 2021 and 2020, accrued interest of $28,079 and $22,379 in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2016 and currently in default and as at May 31, 2021 and 2020, accrued interest of $48,202 and $41,008 in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $232,173 of the loan includes $17,019 reclassified from accounts payable is at 0% interest, and is due on demand.

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

NATE’S FOOD CO.
(Registrant)

Dated: October 12, 2021	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 12, 2021	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2021	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 12, 2021	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

