Form 10-Q
period 2021-08-31
Nate's Food Co.
filed 2021-10-19
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ YES  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

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

537,774,616 common shares issued and outstanding as of October 18, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	August 31,	May 31,
	2021	2021
ASSETS
Current Assets
Cash	$159	$615
Total Current Assets	159	615

TOTAL ASSETS	$159	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	298,489	298,489
Accrued interest	36,376	34,546
Accrued interest - related party	79,504	76,281
Notes payable - related party	369,664	361,075
Convertible notes	36,818	36,818
Derivative liability	133,078	537,540
Total Current liabilities	953,929	1,344,749

Total liabilities	953,929	1,344,749

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding	635	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 537,774,616 issued and outstanding, respectively	537,774	537,774
Additional paid-in capital	2,884,051	2,884,051
Accumulated deficit	(4,627,938)	(5,018,302)
Total stockholders’ deficit	$(953,770)	$(1,344,134)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159	$615

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	August 31,
	2021	2020

Sales	$-	$-

Operating Expenses
Selling, general and administrative	9,045	1,315
Total operating expenses	9,045	1,315

Operating Loss	(9,045)	(1,315)

Other Income (Expense)
Gain on change in fair value of derivative liability	404,462	526,437
Interest expense	(5,053)	(5,053)
Total other income (expenses)	399,409	521,384

Net Income	$390,364	$520,069

Net income per common share:
Basic	$0.00	$0.00
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	537,774,616	537,774,616
Dilute	598,264,237	937,371,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

Three Months Ended August 31, 2021 and 2020

(Unaudited)

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit

Balances May 31, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(6,161,196)	$(2,487,028)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	520,069	520,069
Balances August 31, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,641,127)	$(1,966,959)

Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,018,302)	$(1,344,134)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	390,364	390,364
Balances August 31, 2021	1,940,153	194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(4,627,938)	$(953,770)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flow

(Unaudited)

	Three Months Ended
	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$390,364	$520,069
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liability	(404,462)	(526,437)
Changes in operating assets and liabilities:
Accounts payable	8,589	811
Accrued interest - related party	3,223	3,223
Accrued interest	1,830	1,830
Net cash used in operating activities	(456)	(504)

Net cash decrease for the period	(456)	(504)
Cash at beginning of period	615	727
Cash at end of period	$159	$223

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$8,589	$811

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

August 31, 2021

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

The Company is engaged in “Bitcoin Mining” – i.e. the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company intends to purchase and maintain ASIC (application-specific integrated circuit) computers - computers are specifically designed for cryptocurrency mining - that will be used for Bitcoin Mining. We plan to initially place this Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee..

Our food development division licenses, develops and manufactures food products.  The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed products, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry.  The flavors can be found at www.natesfoodcom/brands.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K/A, on October 12, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2021 as reported in Form 10-K, have been omitted.

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Nate’s Food Co. financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate’s Food Co.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at August 31 and May 31, 2021, measured at fair value on a recurring basis:

August 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$133,078	$133,078

May 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$537,540	$537,540

Earnings per Share

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

For the three months ended August 31, 2021 and 2020, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Three months ended
	August 31,
	2021	2020
	(Shares)	(Shares)
Warrants	-	92,332,564
Convertible notes payable	60,489,821	399,597,124
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	95,250,000	95,250,000
Series E convertible preferred stock	149,895,000	149,895,000
	472,134,821	903,574,688

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended August 31, 2021:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$390,364	537,774,616	$0.00
Effect of dilutive securities:
Convertible notes payable	(402,632)	60,489,821	(0.01)
Preferred stock	-	-	-
Diluted EPS	$(12,268)	598,264,437	$(0.00)

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the three months ended August 31, 2021 as the effect is anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended August 31, 2020:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$520,069	537,774,616	$0.00
Effect of dilutive securities:
Warrants	-	-	-
Convertible notes payable	(526,437)	399,597,124	(0.00)
Preferred stock	-	-	-
Diluted EPS	$(6,368)	937,371,740	$0.00

Potential dilution from the warrants and convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the three months ended August 31, 2020 as the effect is anti-dilutive.

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

Note 3 – Related Party Transactions

Notes Payable – Related Party

As at August 31, 2021 and May 31, 2021, the total amount owed to an officer was $369,664 and $361,075, respectively. Of the August 31, 2021 amount, $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default, and as at August 31, 2021 and May 31, 2021, accrued interest of $29,512 and $28,079 in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2016 and currently in default and as at August 31, 2021 and May 31, 2021, accrued interest of $49,992 and $48,202, respectively in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $239,261 of the loan includes $8,589 that was reclassified from accounts payable during the three months August 31, 2021. This amount is at 0% interest and is due on demand.

Note 4 – Convertible Notes

The Company had the following convertible notes payable outstanding as of August 31, 2021 and May 31, 2021:

	August 31,	May 31,
	2021	2021
Convertible notes payable	$36,818	$36,818
	36,818	36,818
Less: debt discount and deferred financing cost	-	-
	36,818	36,818
Less: current portion of convertible notes payable	36,818	36,818
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note was discounted for a derivative (see note 5 for details) and the discount was amortized over the original life of the note using the effective interest method. During the three months ended August 31, 2021 and 2020, the Company recognized interest expense of $1,830 and $1,830, respectively. As of August 31 and May 31, 2021, the Company had accrued interest of $36,376 and $34,546, respectively.

Note 5 – Derivative Liability

The Company analyzed the conversion options on its convertible note (note 4) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability when the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants (note 6) as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at August 31, 2021 and May 31, 2021:

Balance - May 31, 2020	$1,721,718

Gain on change in fair value of the derivative	(1,184,178)
Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(404,462)
Balance - August 31, 2021	$133,078

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	August 31,	May 31,
	2021	2021
Expected term	-	3.14–0.08 years
Expected average volatility	-	336%
Expected dividend yield	-	-
Risk-free interest rate	-	0.08%

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

There were no issuances of the Series A Preferred Stock during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, 1,940,153 shares of Series A Preferred Stock were issued and outstanding.

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

There were no issuances of the Series B Preferred Stock during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, 150,000 shares of Series B Preferred Stock were issued and outstanding.

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

There were no issuances of the Series C Preferred Stock during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, 250,000 shares of Series C Preferred Stock were issued and outstanding.

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

There were no issuances of the Series D Preferred Stock during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, 6,350,000 shares of Series D Preferred Stock were issued and outstanding.

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

There were no issuances of the Series E Preferred Stock during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, 14,989,500 shares of Series E Preferred Stock were issued and outstanding.

Common stock

The Company is authorized to issue 1,500,000,000 shares of common stock at a par value of $0.001.

There were no issuances of common stock during the three months ended August 31, 2021.

As of August 31, 2021 and May 31, 2021, 537,774,616 shares of common stock were issued and outstanding.

Note 8 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at August 31, 2021 and May 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Note 9 – Subsequent Events

On September 30, 2021, the Company has entered into an agreement to lease Bitcoin Equipment for a term of nine (9) months.

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no additional material events have occurred that require disclosure.

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

Our Current Business

The Company is engaged in “Bitcoin Mining” – i.e. the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company intends to purchase and maintain ASIC (application-specific integrated circuit) computers - computers are specifically designed for cryptocurrency mining - that will be used for Bitcoin Mining. We plan to initially place this Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee. We plan to generate revenues through receiving Bitcoin from our Bitcoin Mining equipment. We have not generated any revenues to date.

Bitcoin Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of Bitcoins for their effort. The Company will only mine Bitcoin. The Company has executed a 9-month lease for Bitmain’s S-17s for Bitcoin Mining Equipment. The Company is actively in discussions with manufactures and resellers to acquire additional bitcoin mining equipment and capacity. The Company’s initial goal is to acquire 25,000 terrahash in mining capacity in the next 12 months. Terahashes are the unit used to measure speed of the mining hardware mining cryptocurrencies, with a TH/s equaling one trillion hash calculations computed in one second.  Open-source calculators are available, such as NovaBlock, that allow for the calculation of expected revenue based on TH/s.

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

Results of Operations

Three Months Ended August 31, 2021 Compared to the Three Months Ended August 31, 2020

	Three Months Ended
	August 31,
	2021	2020	Change	%

Selling, general and administrative	9,045	1,315	7,730	587%
Total operating expenses	(9,045)	(1,315)	(7,730)	(587)%

Gain on change in fair market value of derivative	404,462	526,437	(121,975)	(23.1)%
Interest expense	(5,053)	(5,053)	-	-%
Net Income	$390,364	$520,069	$(129,705)	(24.9)%

Revenue

Our Company generated no revenue for the three months ended August 31, 2021 and 2020.

Operating Expenses

During the period ended August 31, 2021, we incurred general and administrative expenses of $9,045 compared to $1,315 incurred during the period ended August 31, 2020.

Other income (expense)

During the period ended August 31, 2021, we had a gain on derivatives of $404,462 and interest expense of $5,053 compared to a gain of derivatives of $526,437 and interest expense of $5,053 during the period ended August 31, 2020.

 Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2021	2021	Change	%

Current Assets	$159	$615	$456	(74.1)%
Current Liabilities	$953,929	$1,344,749	$(390,820)	(29)%
Working Capital Deficiency	$(953,770)	$(1,344,134)	$(390,364)	(29)%

Cash Flows

	Three Months Ended
	August 31,
	2021	2020	Change

Cash Flows Used in Operating Activities	$(456)	$(504)	$48
Net change in Cash During Period	$(456)	$(504)	$48

As of August 31, 2021, our Company had $159 in cash. In management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of August 31, 2021, our total current liabilities were $953,929 which consisted of $369,664 in notes payable – related parties, $133,078 in derivative liability, $414,369 in accounts payable and accrued liabilities and $36,818 in convertible notes as compared August 31, 2020, with total current liabilities of $1,344,749  which primarily consisted of $537,540 in derivative liability, $361,075 in notes payable - related parties, $409,316 in accounts payable and accrued liabilities and $36,818 in convertible notes.

Operating Activities

Net cash used in operating activities was $456 for the three months ended August 31, 2021 compared with net cash used in operating activities of $504 in the same period in 2020.

Investing Activities

Our Company did not have any investing activities during the three months ended August 31, 2021 and 2020.

Financing Activities

Our Company did not have any financing activities during the three months ended August 31, 2021 and 2020.

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

The material estimates for our Company are that of derivative liabilities and income tax valuation allowance recorded for deferred tax assets. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2021 and 2020 was estimated using our common stock for convertible notes and warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2021. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NATE'S FOOD CO.
(Registrant)

Dated: October 19, 2021	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 19, 2021	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

