Form 10-Q
period 2021-11-30
Nate's Food Co.
filed 2022-01-19
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES      ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ YES      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

543,024,616 common shares issued and outstanding as of January 18, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	November 30,	May 31,
	2021	2021
ASSETS
Current Assets
Cash	$26,170	$615
Prepaid expenses	151,981	-
Total Current Assets	178,151	615

Digital currency	16,186	-

TOTAL ASSETS	$194,337	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$298,489	$298,489
Accrued interest	41,419	34,546
Accrued interest - related party	82,725	76,281
Notes payable - related party	384,687	361,075
Convertible notes, net of discount	201,607	36,818
Derivative liability	121,745	537,540
Total Current liabilities	1,130,672	1,344,749

Total liabilities	$1,130,672	$1,344,749

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,350,000 issued and outstanding	600	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized,543,024,616 and 537,774,616 issued and outstanding, respectively	543,024	537,774
Common stock payable	92,000	-
Additional paid-in capital	2,878,836	2,884,051
Accumulated deficit	(4,702,503)	(5,018,302)
Total stockholders’ deficit	$(936,335)	$(1,344,134)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$194,337	$615

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenue
Digital currency mining	$21,204	$-	$21,204	$-
Cost of revenue	44,660	-	44,660	-
Gross Loss	(23,456)	-	(23,456)	-

Operating Expenses
Selling, General and administrative	36,920	5,832	45,965	7,147
Total operating expenses	36,920	5,832	45,965	7,147

Operating Loss	(60,376)	(5,832)	(69,421)	(7,147)

Other Income (Expense)
Gain on change in fair value of derivative liability	11,333	480,896	415,795	1,007,333
Interest expense	(24,546)	(5,033)	(29,599)	(10,086)
Impairment loss on digital currency	(976)	-	(976)	-
Total other income (expenses)	(14,189)	475,863	385,220	997,247

Net Income (Loss)	$(74,565)	$470,031	$315,799	$990,100

Net income per common share:
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	540,601,539	537,774,616	539,180,354	537,774,616
Diluted	540,601,539	784,114,044	586,005,320	784,114,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended November 30, 2021

	Preferred Stock												Common	Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	deficit	Deficit

Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(5,018,302)	$(1,344,134)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	390,364	390,364
Balances August 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(4,627,938)	$(953,770)
Conversion of Series D Preferred Stock	-	-	-	-	-	-	(350,000)	(35)	-	-	5,250,000	5,250	-	(5,215)	-	-
Common stock payable	-	-	-	-	-	-	-	-	-	-	-	-	92,000	-	-	92,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,565)	(74,565)
Balances November 30, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	543,024,616	$543,024	$92,000	$2,878,836	$(4,702,503)	$(936,335)

For the Six Months Ended November 30, 2020

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit

Balances May 31, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(6,161,196)	$(2,487,028)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	520,069	520,069
Balances August 31, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,641,127)	$(1,966,959)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	470,031	470,031
Balances November 30, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,171,096)	$(1,496,928)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$315,799	$990,100
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liability	(415,795)	(1,007,333)
Amortization of discount on convertible note	16,289	-
Impairment loss on digital currency	976
Changes in operating assets and liabilities:
Prepaids	(151,981)	-
Digital currency	(17,162)	-
Accounts payable and accrued liabilities	10,089	811
Accrued interest - related party	6,444	6,446
Accrued interest	6,873	3,640
Net cash used in operating activities	(228,468)	(6,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	240,500	-
Proceeds from notes payable - related party	13,523	6,714
Net cash provided by financing activities	254,023	6,714

Net cash decrease for the period	25,555	378
Cash at beginning of period	615	727
Cash at end of period	$26,170	$1,105

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$10,089	$811
Common stock payable on issuance of convertible note payable	$92,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

 (UNAUDITED)

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

The Company is engaged in “Bitcoin Mining” – i.e. the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company initially leases mining equipment that begin mining in October 2021. In addition to the leased equipment, the company has purchased additional S19j Pro (100TH). The Bitcoin Mining equipment is hosted by 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee.

Our food development division licenses, develops and manufactures food products. The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed product, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry. The flavors can be found at www.natesfoodcom/brands.

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

Digital Currencies

Digital currencies consists of Bitcoin and are included in intangible assets in the balance sheets. Digital currencies are recorded at cost less impairment. The Company compares the book value of digital currencies held to the prevailing market price at each reporting period. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations. As of November 30, 2021, the market value of digital securities exceeded the Company’s cost basis by $976, which amount is recorded as impairment loss on digital currency.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued liabilities, convertible notes and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30 and May 31, 2021, measured at fair value on a recurring basis:

November 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$121,745	$121,745
Digital currency	$16,186	$-	$-	$16,186

May 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$537,540	$537,540

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

For the six months ended November 30, 2021 and 2020, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Six months ended
	November 30,
	2021	2020
	(Shares)	(Shares)
Warrants	-	92,332,564
Convertible notes payable	46,824,966	246,339,428
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	95,250,000
Series E convertible preferred stock	149,895,000	149,895,000
	453,219,966	750,316,992

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the six months ended November 30, 2021:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$315,799	539,180,354	$0.00
Effect of dilutive securities:
Convertible notes payable	(410,761)	46,824,966	(0.01)
Preferred stock	-	-	-
Diluted EPS	$(94,962)	586,005,320	$(0.00)

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the six months ended November 30, 2021 as the effect is anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the six months ended November 30, 2020:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$990,100	537,774,616	$0.00
Effect of dilutive securities:
Warrants	-	-	-
Convertible notes payable	(1,007,333)	246,339,428	(0.00)
Preferred stock	-	-	-
Diluted EPS	$(17,233)	784,114,044	$(0.00)

Potential dilution from the warrants and convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the six months ended November 30, 2020 as the effect is anti-dilutive.

Lease

The Company leases bitcoin equipment (Note 3), for the mining of Bitcoin.

In accordance with ASC 842, “Leases”, we determine if an arrangement is a lease at inception.

The equipment lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, equipment lease and monitoring services are recorded as cost of revenues.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

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

Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease Bitcoin equipment for a term of 270 days and 200 days, respectively. The total lease price and electricity cost for two agreements is $207,219. During the six months ended November 30, 2021, the Company paid $192,600 and recognized $40,619 lease expenses and $151,981 prepaid expenses.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at November 30, 2021 and May 31, 2021, the total amount owed to an officer was $384,687 and $361,075, respectively. Of the November 30, 2021 amount $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017 and currently is in default, and as at November 30, 2021 and May 31, 2021, accrued interest of $30,929 and $28,079 in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2016 and currently in default and as at November 30, 2021 and May 31, 2021, accrued interest of $51,796 and $48,202, respectively in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $255,785 of the loan includes $176,711 that was reclassified from accounts payable as at November 30, 2021. This amount is at 0% interest and is due on demand.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of November 30, 2021 and May 31, 2021:

	November 30,	May 31,
	2021	2021
Convertible note payable - 2016	$36,818	$36,818
Convertible note payable - 2021	275,000	-
	311,818	36,818

Less: debt discount and deferred financing cost	(110,211)	-
	201,607	36,818

Less: current portion of convertible notes payable	(201,607)	(36,818)
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see note 6 for details). During the six months ended November 30, 2021 and 2020, the Company recognized interest expense of $3,323 and $3,640, respectively. As of November 30, and May 31, 2021, the Company had accrued interest of $37,878 and $34,546, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022.The conversion price is $0.002 per share (Fixed Conversion Price), if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021 to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. The 10,000,000 shares were not issued as of November 30, 2021.

During the six months ended November 30, 2021, the Company recognized interest expenses of $3,541 and $16,289 amortization of debt discount. As of November 30, 2021, the Company had accrued interest of $3,541 and unamortized debt discount of $110,211.

Note 6 – Derivative Liability

The Company analyzed the variable discounted conversion options on its convertible note (Note 5) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants (Note 7) as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at November 30, 2021 and May 31, 2021:

Balance - May 31, 2020	$1,721,718

Gain on change in fair value of the derivative	(1,184,178)
Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(415,795)
Balance - November 30, 2021	$121,745

The Company also recorded a gain on change in fair value of the derivative of $1,007,333 during the six months ended November 30, 2020. The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	November 30,	May 31,
	2021	2021
Expected term	4.39 years	3.14–0.08 years
Expected average volatility	331%	336%
Expected dividend yield	-	-
Risk-free interest rate	1.14%	0.08%

Note 7 – Equity

During six months ended November 30,2021, 350,000 shares of Series D Preferred Stock were converted into 5,250,000 shares of common stock at a rate of 1 shares of Series D Preferred Stock for 15 shares of common stock for total value of $5,250.

As of November 30, 2021 and May 31, 2021, 6,000,000 and 6,350,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

During six months ended November 30, 2021, in connection with issuance of $275,000 convertible note (Note 5), the Company recognized 10,000,000 shares of common stock valued at $92,000, as common stock payable.

As of November 30, 2021 and May 31, 2021, 543,024,616 and 537,774,616 shares of common stock were issued and outstanding, respectively.

Note 8 – Bitcoin intangible assets

The Company mined Bitcoin with a total aggregate value of  $21,204. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in Bitcoin. After impairment of $976, the Company’s digital currency asset consists of the following at November 30, 2021:

	Three months ended	Six months ended
Bitcoin Held	November 30, 2021	November 30, 2021
Opening balance	$-	$-
Additions	21,204	21,204
Remittance as cost of sales	(4,042)	(4,042)
Impairment	(976)	(976)
Dispositions	-	-
Ending balance	$16,186	$16,186

Note 9 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at November 30, 2021 and May 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

Note 10 – Subsequent Events

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

Our Current Business

The Company is engaged in “Bitcoin Mining” – i.e. the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company intends to purchase and maintain ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that will be used for Bitcoin Mining. We plan to initially place this Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee. We plan to generate revenues through receiving Bitcoin from our Bitcoin Mining equipment.

Bitcoin Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of Bitcoins for their effort. The Company will only mine Bitcoin. The Company has executed two 270 days and 200 days lease agreements for Bitmain’s S-17s and T-17s for Bitcoin Mining Equipment. The Company is actively in discussions with manufactures and resellers to acquire additional bitcoin mining equipment and capacity. The Company’s initial goal is to acquire 25,000 terrahash in mining capacity in the next 12 months. Terahashes are the unit used to measure speed of the mining hardware mining cryptocurrencies, with a TH/s equaling one trillion hash calculations computed in one second. Open-source calculators are available, such as NovaBlock, that allow for the calculation of expected revenue based on TH/s.

Our food development division licenses, develops and manufactures food products. The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed product, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry. The flavors can be found at www.natesfoodco.com/brands.

Results of Operations

Three Months Ended November 30, 2021 Compared to the Three Months Ended November 30, 2020

	Three Months Ended
	November 30,
	2021	2020	Change	%
Digital currency mining revenue	$21,204	$-	$21,204	-
Cost of revenue	44,660	-	44,660	-
Selling, general and administrative	36,920	5,832	31,088	533%
Operating expenses	(36,920)	(5,832)	(31,088)	533%

Gain on change in fair market value of derivative	11,333	480,896	(469,563)	(98)%
Interest and discount amortization expense	(24,546)	(5,033)	(19,513)	388%
Impairment loss on digital currency	(976)	-	(976)	-
Net Income (Loss)	$(74,565)	$470,031	$(544,596)	(116)%

Revenue

Our Company generated $21,204 and $0 revenue from digital currency mining for the three months ended November 30, 2021 and 2020, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $44,660 and $0 for the three months ended November 30,2021 and 2020, respectively.Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases. Cost of revenues for November 30, 2021 were comprised of $4,042 for electricity and $40,618, for equipment leases

Operating Expenses

During the three months ended November 30, 2021, we incurred general and administrative expenses of $36,920 compared to $5,832 incurred during the three months ended November 30, 2020. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other income (expense)

During the three months ended November 30, 2021, we had a gain on change in fair market value of derivatives of $11,333, interest expense of $24,546 and impairment loss on digital currency of $976, compared to a gain change in fair market value of derivatives of $480,896 and interest expense of $5,033 during the three months ended November 30, 2020.

Six Months Ended November 30, 2021 Compared to the Six Months Ended November 30, 2020

	Six Months Ended
	November 30,
	2021	2020	Change	%
Digital currency mining revenue	$21,204	-	$21,204	-
Cost of revenue	44,660	-	44,660	-
General and administrative	45,965	7,147	38,818	543%
Operating expenses	(45,965)	(7,147)	(38,818)	543%

Gain on change in fair market value of derivative	415,795	1,007,333	(591,538)	(59)%
Interest and discount amortization expense	(29,599)	(10,086)	(19,513)	193%
Impairment loss on digital currency	(976)	-	(976)	-
Net Income (Loss)	$315,799	$990,100	$(674,301)	(68)%

Revenue

Our Company generated $21,204 in mining revenue and $0 for the six months ended November 30, 2021 and 2020 respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $44,660 and $0 for the three months ended November 30,2021 and 2020, respectively. Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases. Cost of revenues for November 30, 2021 were comprised of $4,042 for electricity and $40,618, for equipment leases

Operating Expenses

During the six months ended November 30, 2021, we incurred general and administrative expenses of $45,965 compared to $7,147 incurred during the six months ended November 30, 2020. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements  and general administrative expenses.

Other income (expense)

During the six months ended November 30, 2021, we had a gain on change in fair market value of derivatives of $415,795, interest expense of $29,599 and impairment loss on digital currency of $976, compared to a gain on change in fair market value of derivatives of $1,007,333 and interest expense of $10,086 during the six months ended November 30, 2020.

 Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2021	2021	Change	%

Current Assets	$178,151	$615	$177,536	28,868%
Current Liabilities	$1,130,672	$1,344,749	$(214,077)	(16)%
Working Capital Deficiency	$(952,521)	$(1,344,134)	$391,613	(29)%

Cash Flows

	Six Months Ended
	November 30,
	2021	2020	Change

Cash Flows Used in Operating Activities	$(228,468)	$(6,336)	$(222,132)
Cash Flows Provided by Financing Activities	254,023	6,714	$247,309
Net change in Cash During Period	$25,555	$378	$25,177

As of November 30, 2021, our Company had $26,170 in cash. In management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of November 30, 2021, our total current liabilities were $1,130,672 which consisted of $384,687 in notes payable – related parties, $121,745 in derivative liability, $422,633 in accounts payable and accrued liabilities and $201,607 in convertible notes as compared May 31, 2020, with total current liabilities of $1,344,749 which primarily consisted of $537,540 in derivative liability, $361,075 in notes payable - related parties, $409,316 in accounts payable and accrued liabilities and $36,818 in convertible notes.

Operating Activities

Net cash used in operating activities was $228,468 for the six months ended November 30, 2021 compared with net cash used in operating activities of $6,336 in the same period in 2020.

Investing Activities

Our Company did not have any investing activities during the six months ended November 30, 2021 and 2020.

Financing Activities

Net Cash provided by financing activities was $254,023 for the six months ended November 30, 2021 compared with net cash provided by financing activities of $6,714 for the same period in 2020.

During the six months ended November 30, 2021, net cash provided by financing activities were $240,500 from issuance of notes payable and $13,523 from related party loan compared with $6,714 from related party loan for the same period in 2020.

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

Digital Currencies

Digital currencies consists of Bitcoin and are included in intangible assets in the balance sheets. Digital currencies are recorded at cost less impairment. The Company compares the book value of digital currencies held to the prevailing market price at each reporting period. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

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

Also, refer to Note 1 - Significant Accounting Policies and Note 6 - Derivative Liabilities in the unaudited financial statements that are included in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2021. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer,
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATE’S FOOD CO.
(Registrant)

Dated: January 19, 2022	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 19, 2022	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

