Form 10-Q
period 2022-02-28
Nate's Food Co.
filed 2022-04-14
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

553,024,616 common shares issued and outstanding as of April 14, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	February 28,	May 31,
	2022	2021
ASSETS
Current Assets
Cash	$20,807	$615
Prepaid expenses	79,611	-
Total Current Assets	100,418	615

Digital currency	28,644	-

TOTAL ASSETS	$129,062	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$298,814	$298,489
Accrued interest	49,834	34,546
Accrued interest - related party	85,921	76,281
Notes payable - related party	388,687	361,075
Convertible notes, net of discount	232,799	36,818
Derivative liability	262,920	537,540
Total Current liabilities	1,318,975	1,344,749

Total liabilities	$1,318,975	$1,344,749

Stockholders’ Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 and 6,350,000 issued and outstanding, respectively	600	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 1,500,000,000 shares authorized, 553,024,616 and 537,774,616 issued and outstanding, respectively	553,024	537,774
Additional paid-in capital	2,960,836	2,884,051
Accumulated deficit	(4,956,081)	(5,018,302)
Total stockholders’ deficit	$(1,189,913)	$(1,344,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,062	$615

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenue
Digital currency mining	$27,193	$-	$48,397	$-
Other revenue	-	258	-	258
Cost of revenue	86,211	456	130,871	456
Gross loss	(59,018)	(198)	(82,474)	(198)

Operating Expenses
General and administrative	6,937	6,085	52,902	13,232
Total operating expenses	6,937	6,085	52,902	13,232

Operating Loss	(65,955)	(6,283)	(135,376)	(13,430)

Other Income (Expense)
Gain (loss) on change in fair value of derivative liability	(141,175)	347,754	274,620	1,355,087
Interest expense	(42,803)	(5,013)	(72,402)	(15,099)
Impairment loss on digital currency	(3,645)	-	(4,621)	-
Total other income (expenses)	(187,623)	342,741	197,597	1,339,988

Net Income (Loss)	$(253,578)	$336,458	$62,221	$1,326,558

Net income per common share:
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	545,357,949	537,774,616	541,216,924	537,774,616
Diluted	618,391,270	664,198,747	614,250,245	664,198,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended February 28, 2022

	Preferred Stock												Common	Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	deficit	Deficit

Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(5,018,302)	$(1,344,134)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	390,364	390,364
Balances August 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(4,627,938)	$(953,770)

Conversion of Series D Preferred Stock	-	-	-	-	-	-	(350,000)	(35)	-	-	5,250,000	5,250	-	(5,215)	-	-
Common stock payable	-	-	-	-	-	-	-	-	-	-	-	-	92,000	-	-	92,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,565)	(74,565)
Balances November 30, 2021,	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	543,024,616	$543,024	$92,000	$2,878,836	$(4,702,503)	$(936,335)

Common stock issued in conjunction with Convertible note	-	-	-	-	-	-	-	-	-	-	10,000,000	10,000	(92,000)	82,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(253,578)	(253,578)
Balances February 28, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$-	$2,960,836	$(4,956,081)	$(1,189,913)

For the Three and Nine Months Ended February 28, 2021

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit

Balances May 31, 2020,	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(6,161,196)	$(2,487,028)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	520,069	520,069
Balances August 31, 2020,	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,641,127)	$(1,966,959)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	470,031	470,031
Balances November 30, 2020,	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,171,096)	$(1,496,928)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	336,458	336,458
Balances February 28, 2021,	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(4,834,638)	$(1,160,470)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$62,221	$1,326,558
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liability	(274,620)	(1,355,087)
Amortization of discount on convertible note	47,481	-
Impairment loss on digital currency	4,621
Changes in operating assets and liabilities:
Prepaids	(79,611)	-
Digital currency	(33,265)	-
Accounts payable and accrued liabilities	25,945	8,586
Accrued interest - related party	9,640	9,669
Accrued interest	15,280	5,430
Net cash used in operating activities	(222,308)	(4,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	240,500	-
Proceeds from notes payable - related party	2,000	5,500
Net cash provided by financing activities	242,500	5,500

Net change in cash for the period	20,192	656
Cash at beginning of period	615	727
Cash at end of period	$20,807	$1,383

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$25,620	$8,586
Common stock on issuance of convertible notes payable	$92,000	$-
Conversion of Series D Preferred Stock	$5,250	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

 (UNAUDITED)

Note 1 –Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K/A, on October 12, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2021 as reported in Form 10-K, have been omitted.

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

Digital Currencies

We currently account for all digital currencies held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital currencies and we may use third-party custodial services to secure it. The digital currencies are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.

We determine the fair value of our digital currencies on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital currencies are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital currency quoted on the active exchange since acquiring the digital currency. If the then current carrying value of a digital currency exceeds the fair value so determined, an impairment loss has occurred with respect to those digital currencies in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within other income (expense) on the statements of operations in the period in which the impairment is identified. The impaired digital currencies are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets held within other income (expense). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

As of February 28, 2022, the market value of digital currencies was lower than the Company’s cost basis by $4,621, which amount is recorded as impairment loss on digital currency.

Fair Value of Financial Instruments

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets, liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at February 28, 2022 and May 31, 2021, measured at fair value on a recurring basis:

February 28, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$262,920	$262,920

May 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	-	-	$537,540	$537,540

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

For the nine months ended February 28, 2022 and 2021, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Nine months ended
	February 28,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	73,033,321	126,424,131
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	95,250,000
Series E convertible preferred stock	149,895,000	149,895,000
	479,428,321	538,069,131

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended February 28, 2022:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$62,221	541,216,924	$0.00
Effect of dilutive securities:
Convertible notes payable	(274,620)	73,033,321	(0.00)
Preferred stock	-	-	-
Diluted EPS	$(212,399)	614,250,245	$(0.00)

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the nine months ended February 28, 2022, as the effect is anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended February 28, 2021:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,326,558	537,774,616	$0.00
Effect of dilutive securities:
Convertible notes payable	(1,355,087)	126,424,131	(0.01)
Preferred stock	-	-	-
Diluted EPS	$(28,529)	664,198,747	$(0.00)

Potential dilution from the warrants and convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the nine months ended February 28, 2021, as the effect is anti-dilutive.

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

 Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease Bitcoin equipment for a term of 270 days and 200 days, respectively. During the nine months ended February 28, 2022, the Company paid $192,600 and recognized $115,739 lease expenses and $76,861 prepaid expenses for the leased equipment and $2,750 in prepaid trades expense.

As of February 28, 2022, and May 31, 2021, prepaid expenses were $79,611 and $0, respectively.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at February 28, 2022 and May 31, 2021, the total amount owed to an officer was $388,687 and $361,075, respectively. Of the February 28, 2022, amount $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at February 28, 2022 and May 31, 2021, accrued interest of $32,342 and $28,079, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at February 28, 2022 and May 31, 2021, accrued interest of $53,579 and $48,202, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $259,785 of the loan includes $181,711 that was reclassified from accounts payable as at February 28, 2022. This amount is at 0% interest and is due on demand.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of February 28, 2022, and May 31, 2021:

	February 28,	May 31,
	2022	2021
Convertible note payable -2016	$36,818	$36,818
Convertible note payable -2021	275,000	-
	-	-
Total convertible notes payable	311,818	36,818

Less: debt discount and deferred financing cost	(79,019)	-
Total convertible notes	232,799	36,818

Less: current portion of convertible notes payable	232,799	36,818
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see note 6 for details). During the nine months ended February 28, 2022, and 2021, the Company recognized interest expense of $4,957 and $5,430, respectively. As of February 28, 2022 and May 31, 2021, the Company had accrued interest of $39,502 and $34,546, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022.The conversion price is $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. On February 8, 2022, the Company issued 10,000,000 shares of common stock to note holder.

During the nine months ended February 28, 2022, the Company recognized interest expenses of $10,322 and $47,481 amortization of debt discount. As of February 28, 2022, the Company had accrued interest of $10,322 and unamortized debt discount of $79,019.

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

The following table summarizes the derivative liabilities included in the balance sheets at February 28, 2022, and May 31, 2021:

Balance - May 31, 2020	$1,721,718

Gain on change in fair value of the derivative	(1,184,178)
Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(274,620)
Balance - February 28, 2022	$262,920

The Company also recorded a gain on change in fair value of the derivative of $274,620 and $1,355,087 during the nine months ended February 28, 2022 and 2021, respectively. The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	February 28,	May 31,
	2022	2021
Expected term	0.62 - 1.00 years	3.14 - 0.08 year
Expected average volatility	249% - 293%	336%
Expected dividend yield	-	-
Risk-free interest rate	0.00%	0.08%

Note 7 – Equity

During the nine months ended February 28, 2022, 350,000 shares of Series D Preferred Stock were converted into 5,250,000 shares of common stock at a rate of 1 share of Series D Preferred Stock for 15 shares of common stock for total value of $5,250.

As of February 28, 2022 and May 31, 2021, 6,000,000 and 6,350,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

During the nine months ended February 28, 2022, in connection with issuance of $275,000 convertible note (Note 5), the Company issued 10,000,000 shares of common stock valued at $92,000.

As of February 28, 2022 and May 31, 2021, 553,024,616 and 537,774,616 shares of common stock were issued and outstanding, respectively.

Note 8 – Bitcoin intangible assets

The Company mined Bitcoin with a total aggregate value of $48,397. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. After impairment of $4,621, the Company’s digital currency asset consists of the following at February 28, 2022:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
Bitcoin Held	2022	2022
Opening balance	$16,186	$-
Additions earned	27,193	48,397
Remittance as cost of sales	(11,091)	(15,132)
Impairment	(3,644)	(4,621)
Ending balance	$28,644	$28,644

Note 9 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at February 28, 2022 and May 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements, and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General Overview

We were incorporated under the laws of the State of Colorado on January 12, 2000, under the name Capital Resources Alliance, Inc. At inception, we were a development stage company in the business of mining and exploration. On May 19, 2014, our company completed a reverse merger with Nate’s Pancakes, Inc., an Indiana company, with Nate’s Pancakes being the surviving entity. In May 2014, we changed our name from Capital Resource Alliance, Inc. to Nate’s Food Co.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended February 28, 2022, which are included herein.

Our operating results for the three and nine months ended February 28, 2022, and 2021, and the changes between those periods for the respective items are summarized as follows

Three Months Ended February 28, 2022, compared to the Three Months Ended February 28, 2021

	Three Months Ended
	February 28,
	2022	2021	Change	%
Revenue	$27,193	$258	$26,935	10440%
Cost of revenue	86,211	456	85,755	18806%
Selling, general and administrative	6,937	6,085	852	14%
Operating expenses	(6,937)	(6,085)	(852)	14%

Gain (loss) on change in fair market value of derivative	(141,175)	347,754	(488,929)	(141%)
Interest and discount amortization expense	(42,803)	(5,013)	(37,790)	754%
Impairment loss on digital currency	(3,645)	-	(3,645)	-
Net Income (Loss)	$(253,578)	$336,458	$(590,036)	(175%)

Revenue

Our Company generated $27,193 and $0 revenue from digital currency mining for the three months ended February 28, 2022, and 2021, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $86,211 and $0 for the three months ended February 28,2022 and 2021, respectively. Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases. Cost of revenues for February 28, 2022, was comprised of $11,031 for electricity, $75,120, for equipment leases and $60 for mining fees.

Operating Expenses

During the three months ended February 28, 2022, we incurred general and administrative expenses of $6,937 compared to $6,085 incurred during the three months ended February 28, 2021. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other income (expense)

During the three months ended February 28, 2022, we had a loss on change in fair market value of derivatives of $141,175, interest expense of $42,803 and impairment loss on digital currency of $3,645, compared to a gain change in fair market value of derivatives of $347,754 and interest expense of $5,013 during the three months ended February 28, 2021.

Nine Months Ended February 28, 2022, compared to the Nine Months Ended February 28, 2021

	Nine Months Ended
	February 28,
	2022	2021	Change	%

Revenue	$48,397	$258	$48,139	18659%
Cost of revenue	130,871	456	130,415	28600%
General and administrative	52,902	13,232	39,670	300%
Operating expenses	(52,902)	(13,232)	(39,670)	300%

Gain on change in fair market value of derivative	274,620	1,355,087	(1,080,467)	(80%)
Interest and discount amortization expense	(72,402)	(15,099)	(57,303)	380%
Impairment loss on digital currency	(4,621)	-	(4,621)	-
Net Income	$62,221	$1,326,558	$(1,264,337)	(95%)

Revenue

Our Company generated $48,397 in mining revenue and $0 for the nine months ended February 28, 2022 and 2021, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $130,871 and $0 for the nine months ended February 28, 2022, and 2021, respectively. Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases. Cost of revenues for nine months ended February 28, 2022, were comprised of $15,073 for electricity, $115,738 for equipment leases and $60 for mining fees.

Operating Expenses

During the nine months ended February 28, 2022, we incurred general and administrative expenses of $52,902 compared to $13,232 incurred during the nine months ended February 28, 2021. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other income (expense)

During the nine months ended February 28, 2022, we had a gain on change in fair market value of derivatives of $274,620, interest expense of $72,402 and impairment loss on digital currency of $4,621, compared to a gain on change in fair market value of derivatives of $1,355,087 and interest expense of $15,099 during the nine months ended February 28, 2021.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2022	2021	Change	%

Current Assets	$100,418	$615	$99,803	16,228%
Current Liabilities	$1,318,975	$1,344,749	$(25,774)	(2)%
Working Capital Deficiency	$(1,218,557)	$(1,344,134)	$125,577	(9)%

Cash Flows

	Nine Months Ended
	February 28.
	2022	2021	Change

Cash Flows Used in Operating Activities	$(222,308)	$(4,844)	$(217,464)
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	242,500	5,500	$237,000
Net change in Cash During Period	$20,192	$656	$19,536

As of February 28, 2022, our Company had $20,807 in cash. In management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of February 28, 2022, our total current liabilities were $1,318,975 which consisted of $388,687 in notes payable – related parties, $85,921 in accrued interest-related party, $262,920 in derivative liability, $348,648 in accounts payable and accrued liabilities and $232,799 in convertible notes as compared May 31, 2021, with total current liabilities of $1,344,749 which primarily consisted of $537,540 in derivative liability, $361,075 in notes payable–related parties, $76,281 accrued interest-related party, $333,035 in accounts payable and accrued liabilities and $36,818 in convertible notes.

Operating Activities

Net cash used in operating activities was $222,308 for the nine months ended February 28, 2022, compared with net cash used in operating activities of $4,844 in the same period in 2021.

Investing Activities

Our Company did not have any investing activities during the nine months ended February 28, 2022, and 2021.

Financing Activities

Net Cash provided by financing activities was $242,500 for the nine months ended February 28, 2022, compared with net cash provided by financing activities of $5,500 for the same period in 2021.

During the nine months ended February 28, 2022, net cash provided by financing activities were $240,500 from issuance of notes payable and $2,000 from related party loan compared with $5,500 from related party loan for the same period in 2021.

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

Digital Currencies

Digital currencies consist of Bitcoin and are included in intangible assets in the balance sheet. Digital currencies are recorded at cost less impairment. The Company compares the book value of digital currencies held to the prevailing market price at each reporting period. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

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

Digital Currencies

Digital currencies consist of Bitcoin and are included in intangible assets in the balance sheets. Digital currencies are recorded at cost less impairment. The Company compares the book value of digital currencies held to the prevailing market price at each reporting period. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2022. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nate’s Food Co.
(Registrant)

Dated: April 14, 2022	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 14, 2022	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

