Form 10-K
period 2022-05-31
NATE'S FOOD CO.
filed 2022-09-20
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2021, was approximately $1,200 based on a $0.0026 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

580,024,616 common shares as of September 19, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms “Company,” “we,” “us,”, “our” and “our Company” mean Nate’s Food Co., unless otherwise indicated.

General Overview

We were incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger between Nate’s Pancakes, Inc and Capital Resource Alliance. Nate’s Pancakes was the surviving company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

In connection with the reverse merger, we became a food manufacturing and product company, and in May 2014, we executed a licensing agreement with Nate’s Pancakes to market and sell “Nate’s Homemade”, exclusively throughout the world.

The Company is engaged in “Bitcoin Mining” – i.e., the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company intends to purchase and maintain ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that will be used for Bitcoin Mining. We plan to initially place this Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee. We plan to generate revenues through receiving Bitcoin from our Bitcoin Mining equipment.

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

On February 1,2022, our board of directors and a majority of our shareholders approved the filing of Restated Articles of Incorporation to increase the authorized shares of common stock of our Company from One Billion Five Hundred Million (1,500,000,000) to Six Billion Five Hundred Million 6,500,000,000. The Restated Articles of Incorporation to effect the increase of common stock was filed with the Secretary of State for the State of Colorado May 12, 2022.

Our Current Business

The Company is engaged in “Bitcoin Mining” – i.e., the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company has acquired ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that will are currently mining Bitcoin. The Bitcoin Mining equipment is hosted by 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee. We generate revenues through receiving Bitcoin from our Bitcoin Mining equipment

Our food development division licenses, develops and manufactures food products.  The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed products, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry.  The flavors can be found at www.natesfoodco.com/brands, however, are not currently for sale.

On July 15, 2022, the Company executed an exclusive license with Kenny B, LLC for the product name Sh’Mallow, a non-refrigerated, shelf stable marshmallow product that can also be toasted. Sh’Mallow is available for sale on-line at https://www.sh-mallow.com/shop and is easily shipped.

Under this exclusive license agreement, the Company will pay a royalty of 7.5% on all Net Sales of Sh’Mallow. 12 months after the execution of the agreement a minimum royalty payment of $5,000 a month shall be required to maintain the exclusivity of the license agreement.

Upon the effective date of the license agreement (August 15, 2022), all Sh’Mallow sales will be conducted through Nate’s Food Co. The Company will work to redevelop the product label and branding, as well as increasing the production capacity to meet the expected demand by wholesale membership and retail grocery stores. The Company has already begun assisting on obtaining grocery store placement and has received positive interest from national coffee shops and grocery stores.

Nate’s Food Co. is actively working on increasing production capacity, including the acquisition of additional mixing and filling equipment for Sh’Mallow. The Company has also begun running tests on the necessary equipment for the project. This increase in capacity will allow the Company to meet minimum order quantities (“MOQs”) and execute on orders from stores that have already expressed interest in the Sh’Mallow product. The Company is also working on the marketing plan to promote the product through social media platforms and direct response campaigns with the ultimate goal of brand recognition and increasing online sales.

Nate’s Food Co has been involved with the product development with Kenny B, LLC since 2016 and has been working on Sh’Mallow project since its infancy stage with the goal of growing and adding it to the Company’s product line upon Sh’Mallow became available for sale in 2022.

The Company will also continue to expand its Bitcoin Mining as a hedge against inflation. We strongly believe it will help us to grow the Company and enhance our balance sheet accumulating Bitcoin funds in the coming years. We hope those consistent additional inflows will allow us to develop more products and expand our product line.

Bitcoin Customers

Customers does not factor into our Bitcoin Mining operations.

Bitcoin Marketing

Marketing does not factor into our Bitcoin Mining operations.

Bitcoin Distribution

Distribution does not factor into our Bitcoin Mining operations.

Food Product License Agreement

Term

The license agreement for Nate’s Homemade, in which our Company entered into was for a term of twenty (20) years. Our Company had the right to renew the license agreement for successive ten (10) year period by paying $1,000,000 for each new term. Production was halted in January 2018 and the holders of the license agreed to accept a buy-out of $0.00 and halt the accrual of any additional minimum fees. As of April 1, 2019, our Company has been the sole owners of the intellectual property associated with the license agreement.

Payments/Royalty

Under the terms of the license agreement, our Company was required to pay a royalty equal to Three Percent (3%) of the Gross Revenue from the licensed products. Gross revenue is defined as total revenue minus discounts and allowances. The license required that we pay a minimum monthly fee of $7,500 beginning twelve (12) months from the execution of the license agreement (June 1, 2015) which is against the 3% royalty. The fee began accruing on June 1, 2015. Subsequent to the production halt in 2018 and becoming the sole owners of the intellectual property as of April 1, 2019, no royalties are required.

Product Ordering

Our Company is able to purchase raw materials directly from 3rd party suppliers and manufacture the product for sales. Our Company may also develop and create additional flavors such as chocolate, blueberry, or strawberry.

Our Food Products

Our food products production has been halted and we are focused on licensing our developed products consisting of a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. Our current product is an original flavor of pancake and waffle batter and we have developed three flavors for our pancake and waffle mix. Once we have resumed production, we plan to continue to expand into other baked goods and other non-breakfast areas.

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

Seasonality

Sales of our products were not seasonal and were generally evenly distributed throughout the year. Revenue from Bitcoin Mining is not seasonal.

Competition

Food Development

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

Bitcoin Mining

In cryptocurrency mining, companies, individuals and groups generate units of cryptocurrency through mining. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers, with all of which we compete. Miners may organize themselves in mining pools, with which we would compete. The Company intends to participate in mining pools. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable

Compliance with Government Regulation

Bitcoin Mining

Government regulation of blockchain and cryptocurrency is under review with a number of government agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities. Other bodies which may have an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business include the national securities exchanges and the Financial Industry Regulatory Authority. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other agencies. On November 16, 2018, the SEC issued a Statement on Digital Asset Securities Issuance and Trading, in which it emphasized that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally. Various bills have also been proposed in Congress for adoption related to our business which may be adopted and have an impact on us. The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries. On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement division (Wall Street Journal, November 17-18, 2018). An annual report by the SEC shows that digital currency scams are among the agency’s top enforcement priorities. The SEC is focused in particular on Initial Coin Offerings (ICOs), which involve the sale of digital tokens related to blockchain projects. Many such projects have failed to deliver on their promises or turned out to be outright scams. In the past year, the enforcement division has opened dozens of investigations involving ICOs and digital assets, many of which were ongoing at the close of FY 2018,” the SEC states in a section of the report titled “ICOs and Digital Assets.”

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended:	High	Low
May 31, 2022	$0.0033	$0.0012
February 28, 2022	0.0058	0.0017
November 30, 2021	0.0105	0.0015
August 31, 2021	0.0087	0.0010
May 31, 2021	0.0020	0.0002
February 28, 2021	0.0025	0.0005
November 30, 2020	0.0011	0.0004
August 31, 2020	$0.0008	$0.0002

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of September 19, 2022, the shareholders’ list showed 23 registered shareholders with 580,024,616 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2022, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2022 and 2021.

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

	Year Ended
	May 31,
	2022	2021	Change	%

Revenue	$70,395	$1,758	$68,637	3,904%
Cost of revenue	197,189	456	196,733	43,143%
Gross profit (loss)	(126,794)	1,302	(128,096)	(9,838%)
Operating expenses	(71,480)	(22,434)	(49,046)	219%
Operating Loss	(198,274)	(21,132)	(177,142)	838%

Gain on change in fair market value of derivative	373,925	1,184,178	(810,253)	(68%)
Gain on settlement of debts	76,027	-	76,027	-
Interest and discount amortization expense	(116,131)	(20,152)	(95,979)	476%
Loss on disposal of digital currency	(9,793)	-	(9,793)	-
Impairment loss on digital currency	(5,478)	-	(5,478)	-
Net Income	$120,276	$1,142,894	$(1,022,618)	(89%)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2022 and 2021, which are included herein.

Our operating results for the years ended May 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

Revenue

Our Company generated $70,395 revenue from digital currency mining for the year ended May 31, 2022 and $1,758 of product revenue for year ended May 31, 2021. The Company commenced the mining of Bitcoin in September 2021. Our Company generated $70,395 in Bitcoin Mining revenue with a gross loss of $126,794 for the year ended May 31, 2022.

Cost of Revenue

The cost of digital currency mining revenue was $197,189 and $0 for the years ended May 31, 2022 and 2021, respectively. Cost of digital currency mining revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases and hosting. Cost of revenues for May 31, 2022, was comprised of $26,651 for electricity, $169,965 for equipment leases, $397 in equipment amortization and $176 for mining fees.

Operating Expenses

During the year ended May 31, 2022, we incurred general and administrative expenses of $71,480 compared to $22,434 incurred during the year ended May 31, 2021. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other Income (Expense)

During the year ended May 31, 2022, we had a gain on change in fair market value of derivatives of $373,925, interest expense of $116,131, loss on disposal of digital currency of $9,793, gain on settlement of debts of $76,027, and impairment loss on digital currency of $5,478. During the year ended May 31, 2021, the Company recognized $1,184,178 gain on change in fair value of derivative liabilities and interest expenses of $20,152.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2022	2021	Change	%

Current Assets	$23,688	$615	$23,073	3,752%
Current Liabilities	$970,348	$1,344,749	$(374,401)	(28%)
Working Capital Deficiency	$(946,660)	$(1,344,134)	$397,474	(30%)

Cash Flows

	Year Ended
	May 31,
	2022	2021	Change

Cash Flows Used in Operating Activities	$(216,990)	$(4,112)	$(212,878)
Cash Flows Used in Investing Activities	(12,337)	-	$(12,337)
Cash Flows Provided by Financing Activities	242,500	4,000	$238,500
Net change in Cash During Period	$13,173	$(112)	$13,285

As of May 31, 2022, our Company had $13,788 in cash. In management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our Company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of May 31, 2022, our total current liabilities were $970,348 which consisted of $388,687 in notes payable – related parties, $89,164 in accrued interest-related party, $163,615 in derivative liability, $64,198 in accounts payable and accrued liabilities and $264,684 in convertible notes as compared to May 31, 2021, with total current liabilities of $1,344,749 which primarily consisted of $537,540 in derivative liability, $361,075 in notes payable–related parties, $76,281 accrued interest-related party, $333,035 in accounts payable and accrued liabilities and $36,818 in convertible notes.

Operating Activities

Net cash used in operating activities was $216,990 for the year ended May 31, 2022, compared with net cash used in operating activities of $4,112 for the year ended May 31, 2021. For the year ended May 31, 2022, net cash flows used in operating activities was $216,990, consisting of a net income of $120,276, reduced by a gain in change fair value of derivative liability of $373,925, gain on settlement of debts of $76,027, changed in digital currency of $36,736 and prepaid of $9,900, and increased by an increase in  amortization of discount on convertible note of $79,366, impairment loss on digital currency of $5,478, realized loss on disposal of digital currency of $9,793, increase in accrued interest-related party of $12,883 and changed in accounts payable and accrued liabilities of $51,802. For the year ended May 31, 2021, net cash flows used in operating activities was $4,112, consisting of a net income of $1,142,894, reduced by a gain in change fair value of derivative liability of $1,184,178, and increased by an increase in accrued interest -related party of $12,894 and changes in accounts payable and accrued liabilities of $24,278.

Investing Activities

Our Company purchased $12,337 in digital mining equipment during the year ended May 31, 2022.  We did not have any investing activities during the year ended May 31, 2021.

Financing Activities

Net Cash provided by financing activities was $242,500 for the year ended May 31, 2022, compared with net cash provided by financing activities of $4,000 for the year ended May 31, 2021.

During the year ended May 31, 2022, net cash provided by financing activities were $240,500 from issuance of notes payable and $2,000 from related party loan compared with $4,000 from related party loans for the year ended May 31, 2021.

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

The material estimates for our Company are that of derivative liabilities and income tax valuation allowance recorded for deferred tax assets. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2022 and 2021 was estimated using our common stock for convertible notes and warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

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

May 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nate’s Food Co.

Huntington Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nate’s Food Co. (the Company) as of May 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Consideration” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their judgments as to the Company’s ability to meet the obligations through planned increases in revenues, management of expenditures, obtaining additional loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to increase revenues and access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding the Company’s ability to effectively implement its plans to provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to effectively implement its plans include its ability to increase revenues, manage expenditures, access funding from the capital market, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the Company’s ability to: (i) increase revenues, (ii) access funding from the capital markets, (iii) manage expenditures, and (iv) obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 19, 2022

Nate’s Food Co.

Balance Sheets

	May 31,	May 31,
	2022	2021
ASSETS
Current Assets
Cash	$13,788	$615
Prepaid expenses	9,900	-
Total Current Assets	23,688	615

Digital currency	21,465	-
Equipment, net	12,337	-
TOTAL ASSETS	$57,490	$615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,763	$79,489
Accounts payable and accrued liabilities – related party	-	219,000
Accrued interest	58,435	34,546
Accrued interest - related party	89,164	76,281
Notes payable - related party	388,687	361,075
Convertible notes, net of discount	264,684	36,818
Derivative liability	163,615	537,540
Total Current liabilities	970,348	1,344,749

Total liabilities	$970,348	$1,344,749

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 and 6,350,000 issued and outstanding, respectively	600	635
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, 553,024,616 and 537,774,616 issued and outstanding, respectively	553,024	537,774
Additional paid-in capital	3,179,836	2,884,051
Accumulated deficit	(4,898,026)	(5,018,302)
Total stockholders’ deficit	$(912,858)	$(1,344,134)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,490	$615

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Operations

	Year Ended
	May 31,
	2022	2021
Revenue
Digital currency mining	$70,395	$-
Other revenue	-	1,758
Cost of revenue	197,189	456
Gross loss	(126,794)	1,302

Operating Expenses
General and administrative	71,480	22,434
Total operating expenses	71,480	22,434

Operating Loss	(198,274)	(21,132)

Other Income (Expense)
Gain on change in fair value of derivative liability	373,925	1,184,178
Loss on disposal of digital currency	(9,793)	-
Interest expense	(116,131)	(20,152)
Gain on settlement of debts	76,027	-
Impairment loss on digital currency	(5,478)	-
Total other income (expenses)	318,550	1,164,026

Net Income	$120,276	$1,142,894

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	544,193,109	537,774,616
Diluted	653,269,780	545,415,172

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Changes in Stockholders’ Deficit

Years Ended May 31, 2022 and 2021

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Deficit
Balances May 31, 2020	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(6,161,196)	$(2,487,028)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,142,894	1,142,894
Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,018,302)	$(1,344,134)
Conversion of Series D Preferred Stock	-	-	-	-	-	-	(350,000)	(35)	-	-	5,250,000	5,250	(5,215)	-	-
Issuance common stock as debt discount on convertible note	-	-	-	-	-	-	-	-	-	-	10,000,000	10,000	82,000		92,000
Forgiveness of related party accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	219,000	-	219,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	120,276	120,276
Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

 The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Cash Flows

	Year Ended
	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$120,276	$1,142,894
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liability	(373,925)	(1,184,178)
Amortization of discount on convertible note	79,366	-
Impairment loss on digital currency	5,478	-
Gain on settlement of debts	(76,027)	-
Realized loss on disposal of digital currency	9,793	-
Changes in operating assets and liabilities:
Prepaids	(9,900)	-
Digital currency	(36,736)	-
Accounts payable and accrued liabilities	27,913	17,019
Accrued interest - related party	12,883	12,894
Accrued interest	23,889	7,259
Net cash used in operating activities	(216,990)	(4,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(12,337)	-
Net cash used in investing activities	(12,337)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	240,500	-
Proceeds from notes payable - related party	2,000	4,000
Net cash provided by financing activities	242,500	4,000

Net cash decrease for the period	13,173	(112)
Cash at beginning of period	615	727
Cash at end of period	$13,788	$615

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$25,612	$17,019
Common Stock issued as debt discount on convertible note payable	$92,000	$-
Conversion of Series D Preferred Stock to Common Stock	$5,250	$-
Forgiveness of related party accounts payable	$219,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2022 AND 2021

Note 1 – Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Nate’s Food Co. (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the state of Colorado on January 12, 2000. Nate’s Food Co. is domiciled in the state of Colorado, and its corporate headquarters are located in Huntington Beach, California. The Company selected May 31 as its fiscal year end. On May 12, 2014, Nate’s Pancakes Inc. was incorporated in the state of Indiana. On May 19, 2014, the Company completed a reverse merger between Nate’s Pancakes, Inc and Capital Resource Alliance. Nate’s Pancakes was the surviving Company. In May 2014, the Company changed its name from Capital Resource Alliance to Nate’s Food Co.

The Company is engaged in “Bitcoin Mining” – i.e., the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company has purchased ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that are used for Bitcoin Mining. We have placed this Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our Bitcoin Mining equipment for a fee. We generate revenues through receiving Bitcoin from our Bitcoin Mining equipment.

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

As of May 31, 2022, the market value of digital currencies was lower than the Company’s cost basis by $5,478, which amount is recorded as impairment loss on digital currency.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at May 31, 2022 and 2021, measured at fair value on a recurring basis:

May 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$21,465	$-	$-	$21,465
Liabilities
Derivative liabilities	$-	$-	$163,615	$163,615

May 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$537,540	$537,540

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

For the years ended May 31, 2022 and 2021, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Year ended
	May 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	109,076,671	185,358,384
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	95,250,000
Series E convertible preferred stock	149,895,000	149,895,000
	515,471,671	597,003,384

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended May 31, 2022:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$120,276	544,193,109	$0.00
Effect of dilutive securities:
Convertible notes payable (gain on derivative liability)	(373,925)	109,076,671	(0.00)
Preferred stock	-	-	-
Diluted EPS	$(253,649)	653,269,780	$(0.00)

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the year ended May 31, 2022, as the effect is anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended May 31, 2021:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,142,894	537,774,616	$0.00
Effect of dilutive securities:
Convertible notes payable	(1,184,178)	185,358,384	-
Preferred stock	-	-	-
Diluted EPS	$(41,284)	723,133,000	$(0.00)

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the year ended May 31, 2021, as the effect is anti-dilutive.

Equipment

Bitcoin Mining equipment is stated at cost less accumulated amortization.  Amortization is computed on the straight-line method over the useful life of four years and is included in the cost of revenue.

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

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company, and the amount of consideration that the Company expects to be entitled. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

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

Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease Bitcoin equipment for a term of 270 days and 200 days, respectively. During the year ended May 31, 2022, the Company paid $192,600 and recognized $169,968 in lease expenses, resulting in $9,900 prepaid expenses for the leased equipment.

As of May 31, 2022, and May 31, 2021, prepaid expenses were $9,900 and $0, respectively.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at May 31, 2022 and May 31, 2021, the total amount owed to an officer was $388,687 and $361,075, respectively. Of the May 31, 2022, amount $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at May 31, 2022 and May 31, 2021, accrued interest of $33,779 and $28,079, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at May 31, 2022 and May 31, 2021, accrued interest of $55,385 and $48,195, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $259,785 of the loan includes $25,612 and $17,019 that was reclassified from accounts payable as at May 31, 2022 and 2021, respectively, as well as $2,000 and $400 in cash received during the years ended May 31, 2022 and 2021, respectively. This amount is at 0% interest and is due on demand.

Accounts Payable and Accruals – Related Party

During the year ended May 31, 2022, an accounts payable related party balance of $219,000 owed to a Company controlled by officers of the Company, was forgiven and recorded as an increase to additional paid in capital.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of May 31, 2022, and 2021:

	May 31,	May 31,
	2022	2021
Convertible note payable	$36,818	$36,818
Additions	275,000	-
	311,818	36,818

Less: debt discount and deferred financing cost	(47,134)	-
	264,684	36,818

Less: current portion of convertible notes payable	(264,684)	(36,818)
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see note 6 for details). During the year ended May 31, 2022, and 2021, the Company recognized interest expense of $6,627 and $5,430, respectively. As of May 31, 2022 and 2021, the Company had accrued interest of $41,172 and $34,546, respectively.

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

During the year ended May 31, 2022, the Company recognized interest expenses of $17,253 and $79,366 amortization of debt discount. As of May 31, 2022, the Company had accrued interest of $17,253 and unamortized debt discount of $47,134.

Note 6 – Derivative Liability

The Company analyzed the variable discounted conversion options on its convertible note dated October 13, 2016 of $36,818 (Note 5) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants (Note 7) as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at May 31, 2022, and May 31, 2021:

Balance - May 31, 2020	$1,721,718

Gain on change in fair value of the derivative	(1,184,178)
Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(373,925)
Balance - February 28, 2022	$163,615

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	May 31,	May 31,
	2022	2021
Expected term	0.37 - 1.00 years	3.14 - 0.08 year
Expected average volatility	131% - 293%	336%
Expected dividend yield	-	-
Risk-free interest rate	0.00%	0.08%

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

There were no issuances of the Series A Preferred Stock during the years ended May 31, 2022 and 2021.

As of May 31, 2022 and 2021, 1,940,153 shares of series A Preferred Stock were issued and outstanding.

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

There were no issuances of the Series B Preferred Stock during the years ended May 31, 2022 and 2021.

As of May 31, 2022 and 2021, 150,000 shares of Series B Preferred Stock were issued and outstanding.

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

There were no issuances of the Series C Preferred Stock during the years ended May 31, 2022 and 2021.

As of May 31, 2022 and 2021, 250,000 shares of Series C Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

During the year ended May 31, 2022, 350,000 shares of Series D Preferred Stock were converted into 5,250,000 shares of common stock at a rate of 1 share of Series D Preferred Stock for 15 shares of common stock.

As of May 31, 2022 and May 31, 2021, 6,000,000 and 6,350,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series E Preferred Stock during the years ended May 31, 2022 and 2021.

As of May 31, 2022 and 2021, 14,989,500 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

During the year ended May 31, 2022, in connection with issuance of $275,000 convertible note (Note 5), the Company issued 10,000,000 shares of common stock valued at $92,000.

As of May 31, 2022 and May 31, 2021, 553,024,616 and 537,774,616 shares of common stock were issued and outstanding, respectively.

Warrants

On September 29, 2015, the Company granted 1,000,000 warrants valued at $29,000 to Vista Capital Investments, LLC, in exchange for interest owed of $12,222, and recognized a loss on debt settlement of $16,778. Warrants were originally exercisable into 1,000,000 shares of common stock, for a period of five years from issuance, at a price of $0.05 per share, with multiple reset provisions when the share price is below $0.05. As a result of these reset features, additional warrants were issued and became exercisable into 92,332,564 shares of common stock at $0.00011 per share. Each warrant was exercisable into one share of common stock.  As of May 31, 2021 all warrants were forfeited and there were none outstanding.

No warrants were issued during the year ended May 31, 2022.

Note 8 – Bitcoin intangible assets

The Company mined Bitcoin with a total aggregate value of $70,395. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. The Company’s digital currency asset consists of the following at May 31, 2022 and 2021:

	Year Ended	Year Ended
	May 31,	May 31,
Bitcoin Held	2022	2022
Opening balance	$-	$-
Additions earned	70,395	-
Sales	(10,042)	-
Remittance as cost of sales	(33,410)	-
Impairment	(5,478)	-
Ending balance	$21,465	$-

Note 9 – Risks and Uncertainties

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at May 31, 2022 and 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

Note 10 – Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2022 and 2021 as applicable under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the period ended May 31, 2022. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21)%

Changes in the net deferred tax assets consist of the following:

	May 31,	May 31,
	2022	2021
Net operating loss carry forward	$(248,171)	$(41,284)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	52,116	8,670
Valuation allowance	(52,116)	(8,670)
Deferred income tax assets	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31,	May 31,
	2022	2021
Total deferred tax assets at statutory tax rate	$279,052	$226,936
Increase in valuation allowance	(279,052)	(226,936)
Net deferred tax asset	$-	$-

Note 10 – Gain on Settlement of Debts

During the year ended May 31,2022, pursuant to California Law, which legal action to recover an open book account must be taken within four years of the date the debt occurred (Code Civ. Proc., §337), the Company recognized gain on settlement of debts to four vendors in amount of $76,027.

Note 11 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation the following material events have occurred that require disclosure.

On July 15, 2022, the Company executed an exclusive license agreement with Kenny B, LLC for the product name Sh’Mallow, a non-refrigerated, shelf stable marshmallow product. The Company will pay a royalty of 7.5% on all Net Sales of Sh’Mallow. 12 months after the execution of the agreement a minimum royalty payment of $5,000 a month shall be required to maintain the exclusivity of the license agreement.  As part of the License Agreement, beginning six months from the effective date of the agreement, Kenny B, LLC has the right to purchase 27,000,000 shares of common stock at a price of $0.00025 per share. Kenny B, LLC shall have the right to purchase the shares for during the term of the License Agreement.

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

As of May 31, 2022, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of May 31, 2022, our internal controls over financial reporting are not effective. Our management reviewed the results of their assessment with our board of directors.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2022:

•	No independent directors: Our Company does not have any independent directors.

•	No segregation of duties: Ineffective controls over financial reporting.

•	No audit committee: Our Company does not have an audit committee.

•

No written policies and procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

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

As of May 31, 2022, our Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. Our Company’s management expects, once it is in the financial position to do so, to hire additional staff in our accounting department to be able to segregate the duties.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nate Steck	President, Chief Executive Officer and Director	52	May 12, 2014
Marc Kassoff	Vice-President, Chief Financial Officer and Director	75	May 12, 2014
Timothy Denton	Secretary and Director	72	May 12, 2014

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

.

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31,2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nate Steck	2022	-	-	-	-	-	-	-	-
President, CEO and Director	2021	-	-	-	-	-	-	-	-
Marc Kassoff	2022	-	-	-	-	-	-	-	-
Vice-President, CFO and Director	2021	-	-	-	-	-	-	-	-
Timothy Denton	2022	-	-	-	-	-	-	-	-
Secretary and Director	2021	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2022, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2022, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 19, 2022, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Nate Steck 15151 Springdale St, Huntington Beach, CA 92649

6,974,000 Common Stock / Direct

970,052 Series A Preferred / Direct

21,292 Series B Preferred / Direct

47,807 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

1.2% 50.0% 14.2% 19.1% 15.8% 8.0%
Marc Kassoff 15151 Springdale St, Huntington Beach, CA 92649

5,296,000 Common Stock / Direct

970,051 Series A Preferred / Direct

52,970 Series B Preferred / Direct

47,807 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

0.91% 50.0% 35.3% 19.1% 15.8% 8.0%
Timothy Denton 15151 Springdale St, Huntington Beach, CA 92649

5,000,000 Common Stock / Direct

25 Series A Preferred / Direct

20,419 Series B Preferred / Direct

47,806 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

0.86% - 13.6% 19.1% 15.8% 8.0%

Directors and Executive Officers as a Group	17,270,000 Common Stock 1,940,128 Series A Preferred 94,681 Series B Preferred 143,420 Series C Preferred 3,000,000 Series D Preferred 3,588,000 Series E Preferred	2.97% 99.99% 63.1% 57.4% 47.2% 23.9%

Jeremy Kaplan 15151 Springdale St, Huntington Beach, CA 92649	20,469 Series B Preferred / Direct 47,806 Series C Preferred / Direct 1,000,000 Series D Preferred / Direct 1,196,000 Series E Preferred / Direct	13.6% 19.1% 15.8% 8.0%

_________________

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 19, 2022. As of September 19, 2022, there were 580,024,616 shares of our Company’s common stock issued and outstanding.

(2)

Our Company is authorized to issue 2,000,000 shares of Series A Preferred Stock, par value $0.0001. As of September 19, 2022, there were 1,940,153 shares of our Company’s Series A Preferred Stock issued and outstanding.

(3)

Our Company is authorized to issue 150,000 shares of Series B Preferred Stock, par value $0.0001. As of September 19, 2022, there were 150,000 shares of our Company’s Series B Preferred Stock issued and outstanding.

(4)

Our Company is authorized to issue 250,000 shares of Series C Preferred Stock, par value $1.00. As of September 19, 2022, there were 250,000 shares of our Company’s Series C Preferred Stock issued and outstanding.

(5)

Our Company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.0001. The Series D Preferred Stock is convertible into shares of our common stock. As of September 19, 2022, and there were 6,350,000 shares of our Company’s Series D Preferred Stock issued and outstanding. Of the Series D Preferred Stock outstanding, 3,000,000 are held by our directors or officers and upon conversion, no current holder of the Series D Preferred Stock would be a beneficial owner of 5% or more of our common stock.

(6)

Our Company is authorized to issue 15,000,000 shares of Series E Preferred Stock, par value $0.0001. As of September 19, 2022, there were 14,989,500 shares of our Company’s Series E Preferred Stock issued and outstanding. Of the Series E Preferred Stock outstanding, 3,588,000 are held by our directors and officers. Upon conversion no current holder of the Series E Preferred stock would be a beneficial owner of 5% or more of our common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Notes Payable – Related Party

As at May 31, 2022 and 2021, the total amount owed to an officer was $388,687 and $361,075, respectively. Of the May 31, 2022, amount $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at May 31, 2022 and May 31, 2021, accrued interest of $33,779 and $28,079, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at May 31, 2022 and May 31, 2021, accrued interest of $55,385 and $48,195, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $259,785 of the loan includes $25,612 and $17,019 that was reclassified from accounts payable as at May 31, 2022 and 2021, respectively, as well as $2,000 and $4,00 in cash received during the years ended May 31, 2022 and 2021, respectively. This amount is at 0% interest and is due on demand.

Accounts Payable and Accruals – Related Party

During the year ended May 31, 2022, an accounts payable related party balance of $219,000 owed to a company controlled by officers of the Company, was forgiven and recorded as an increase to additional paid in capital.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2022 and for fiscal year ended May 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2022	May 31, 2021
Audit Fees	$17,500	$11,845
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$17,500	$11,845

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

3.6	Restated Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 4, 2017)
3.7	Amended Articles of Incorporation (filed as Exhibit 3.1 to the Company’s S-1 dated May 16, 2022 and incorporated by reference).
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NATE’S FOOD CO.
(Registrant)

Dated: September 20, 2022	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 20, 2022	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 20, 2022	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 20, 2022	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 20, 2022	/s/ Timothy Denton
Timothy Denton
Secretary and Director

