Form 10-Q
period 2022-08-31
NATE'S FOOD CO.
filed 2022-10-17
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

580,024,616 common shares issued and outstanding as of October 17, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	August 31,	May 31,
	2022	2022
ASSETS
Current Assets
Cash	$510	$13,788
Prepaid expenses	-	9,900
Total Current Assets	510	23,688

Digital currency	13,279	21,465
Equipment, net	11,534	12,337
License	37,717	-
TOTAL ASSETS	$63,040	$57,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,964	$5,763
Accrued interest	67,007	58,435
Accrued interest - related party	92,413	89,164
Accrued management fees – related party	6,000	-
Notes payable - related party	395,687	388,687
Convertible notes, net of discount	289,819	264,684
Derivative liability	133,695	163,615
Total Current liabilities	992,585	970,348

Total liabilities	$992,585	$970,348

Commitments	$-	$-

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 and 6,000,000 issued and outstanding, respectively	600	600
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, 580,024,616 and 553,024,616 issued and outstanding, respectively	580,024	553,024
Additional paid-in capital	3,197,386	3,179,836
Accumulated deficit	(4,959,263)	(4,898,026)
Total stockholders’ deficit	$(929,545)	$(912,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,040	$57,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	August 31,
	2022	2021
Revenue
Digital currency mining	$5,203	$-
Cost of revenue	16,391	-
Gross loss	(11,188)	-

Operating Expenses
General and administrative	28,478	9,045
Total operating expenses	28,478	9,045

Operating Loss	(39,666)	(9,045)

Other Income (Expense)
Gain on change in fair value of derivative liability	29,920	404,462
Loss on sale of digital currency	(5,742)	-
Interest expense	(43,789)	(5,053)
Impairment loss on digital currency	(1,960)	-
Total other income (expenses)	(21,571)	399,409

Net Income (Loss)	$(61,237)	$390,364

Net income per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	560,948,529	537,774,616
Diluted	672,360,865	598,264,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended August 31, 2022

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	27,000,000	27,000	(20,250)	-	6,750
Finance fee for warrants issued in connection with license agreement	-	-	-	-	-	-	-	-	-	-	-	-	37,800	-	37,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(61,237)	(61,237)
Balances August 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	580,024,616	$580,024	$3,197,386	$(4,959,263)	$(929,545)

For the Three Months Ended August 31, 2021

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,018,302)	$(1,344,134)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	390,364	390,364
Balances August 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(4,627,938)	$(953,770)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(61,237)	$390,364
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liability	(29,920)	(404,462)
Amortization of discount on convertible note	31,885	-
Amortization of license	83	-
Amortization of Crypto equipment	803	-
Impairment loss on digital currency	1,960	-
Realized loss on sale of digital currency	5,742	-
Changes in operating assets and liabilities:
Prepaid expenses	9,900	-
Digital currency	484	-
Accounts payable and accrued liabilities	2,201	8,589
Accrued management fees – related party	6,000	-
Accrued interest - related party	3,249	3,223
Accrued interest	8,572	1,830
Net cash used in operating activities	(20,278)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	9,500	-
Repayment of notes payable - related party	(2,500)	-
Net cash provided by financing activities	7,000	-

Net cash decrease for the period	(13,278)	(456)
Cash at beginning of period	13,788	615
Cash at end of period	$510	$159

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$-	$8,589
Issuance of common stock for conversion of convertible note	$27,000	$-
Finance fee for warrants issued in connection with license agreement	$37,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2022

 (UNAUDITED)

Note 1 –Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on September 20, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2022 as reported in Form 10-K, have been omitted.

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Nate’s Food Co.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate’s Food Co.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term marketable securities purchased with maturity of three months or less to be cash equivalents.

Digital Currencies

We currently account for all digital currencies held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital currencies and we may use third-party custodial services to secure it. The digital currencies are initially recorded at cost and are subsequently remeasured on the balance sheet date at cost, net of any impairment losses incurred since acquisition.

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

As of August 31, 2022, the market value of digital currencies was lower than the Company’s cost basis by $1,960, which amount is recorded as impairment loss on digital currency.  During the three months ended August 31, 2022, the Company recorded loss on sale of digital currency of $5,742.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at August 31, 2022 and May 31, 2022, measured at fair value on a recurring basis:

August 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$13,279	-	-	$13,279
Liabilities
Derivative liabilities	-	-	$133,695	$133,695

May 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$21,465	-	-	$21,465
Liabilities
Derivative liabilities	-	-	$163,615	$163,615

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

For the three months ended August 31, 2022 and 2021, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Three Months Ended
	August 31,
	2022	2021
	(Shares)	(Shares)
Warrants	27,000,000	-
Convertible notes payable	111,412,336	60,489,821
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	95,250,000
Series E convertible preferred stock	149,895,000	149,895,000
	544,807,336	472,134,821

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended August 31, 2022:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(61,237)	560,948,529	$(0.00)
Effect of dilutive securities:
Warrants	-	-
Convertible notes payable	(29,920)	111,412,336	(0.00)
Preferred stock	-	-	-
Diluted EPS	$(91,157)	672,360,865	$(0.00)

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the three months ended August 31, 2022, as the effect is anti-dilutive.

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

Potential dilution from the warrants and convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the three months ended August 31, 2021, as the effect is anti-dilutive.

Equipment

Bitcoin mining equipment is stated at cost less accumulated amortization.  Amortization is computed on the straight-line method over the useful life of four years and is included in the cost of revenue

Lease

The Company leases bitcoin equipment (Note 3), for the mining of Bitcoin.

In accordance with ASC 842, “Leases,” we determine if an arrangement is a lease at inception.

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

Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, equipment lease and monitoring services are recorded as cost of revenues.  During the three months ended August 31, 2022, the Company generated Bitcoin mining revenue of $5,203 with cost of revenue of $16,391.

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

 Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease Bitcoin equipment for a term of 270 days and 200 days, respectively. During the three months ended August 31, 2022 and 2021, the Company recognized $9,900 and $0 lease expenses, respectively.

As of August 31, 2022 and May 31, 2022, prepaid expenses were $0 and $9,900, respectively.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at August 31, 2022 and May 31, 2022, the total amount owed to an officer was $395,687 and $388,687, respectively. Of the August 31, 2022 amount, $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at August 31, 2022 and May 31, 2022, accrued interest of $35,216 and $33,779, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at August 31, 2022 and May 31, 2022, accrued interest of $57,197 and $55,385, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, the loan includes $179,711 that was reclassified from accounts payable as at August 31, 2022. This amount is at 0% interest and is due on demand. During the three months ended August 31,2022 and 2021, the Company received advance of $9,500 and $0 and repaid advance of $2,500 and $0, respectively.

During the three months ended August 31, 2022 and 2021, the Company recognized $9,000 and $0 management fees for the Company’s officer and paid management fees of $3,000 and $0, respectively. As of August 31,2022, and May 31,2022, the Company owed to the Company’s officer for amount of $6,000 and $0, respectively.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of August 31, 2022 and May 31, 2022:

	August 31,	May 31,
	2022	2022
Convertible note payable -2016	$36,818	$36,818
Convertible note payable -2021	275,000	275,000
Conversion	(6,750)	-
Total convertible notes payable	305,068	311,818

Less: debt discount and deferred financing cost	(15,249)	(47,134)
Total convertible notes	289,819	264,684

Less: current portion of convertible notes payable	289,819	264,684
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see Note 6 for details). During the three months ended August 31, 2022 and 2021, the Company recognized interest expense of $1,670 and $1,830, respectively. As of August 31, 2022 and May 31, 2022, the Company had accrued interest of $42,842 and $41,172, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022. As of date of filling this Financial Statements, the note is in default. The conversion price is $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. On February 8, 2022, the Company issued 10,000,000 shares of common stock to note holder.  On July 29, 2022, $6,750 was converted into27,000,000 shares at $0.00025 based on contract stock price re-set requirements.  As of August 31, 2022 the principal balance is $268,250. During the three months ended August 31, 2022, the Company recognized interest expense of $6,902. As of August 31, 2022, and May 31, 2022, the Company had accrued interest of $24,155 and $17,253, respectively.

During the three months ended August 31, 2022, the Company recognized interest expenses of $6,902 and $31,885 amortization of debt discount. As of August 31, 2022, the Company had accrued interest of $24,155 and unamortized debt discount of $15,249.

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

The following table summarizes the derivative liabilities included in the balance sheets at August 31, 2022 and May 31, 2022:

Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(373,925)
Balance - May 31, 2022	$163,615

Gain on change in fair value of the derivative	(29,920)
Balance - August 31, 2022	$133,695

The Company also recorded a gain on change in fair value of the derivative of $404,462 during the three months ended August 31, 2021. The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	August 31,	May 31,
	2022	2022
Expected term	20 years	0.37 – 1.00 years
Expected average volatility	303%	131% - 293%
Expected dividend yield	-	-
Risk-free interest rate	3.31%	0.08%

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

There were no issuances of the Series A Preferred Stock during the three months ended August 31, 2022 and 2021.

As of August 31, 2022 and May 31, 2022, 1,940,153 shares of series A Preferred Stock were issued and outstanding.

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

There were no issuances of the Series B Preferred Stock during the three months ended August 31, 2022 and 2021.

As of August 31, 2022 and May 31, 2022, 150,000 shares of Series B Preferred Stock were issued and outstanding.

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

There were no issuances of the Series C Preferred Stock during the three months ended August 31, 2022 and 2021.

As of August 31, 2022 and May 31, 2022, 250,000 shares of Series C Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series D Convertible Preferred Stock at a par value of $0.0001. The Series D Convertible Preferred Stock is convertible at a rate of 1 share of Series D Preferred Stock for 15 shares of common stock.

There were no issuances of the Series D Preferred Stock during the three months ended August 31, 2022 and 2021.

As of August 31, 2022 and May 31, 2022, 6,000,000 shares of Series D Preferred Stock were issued and outstanding.

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

There were no issuances of the Series E Preferred Stock during the three months ended August 31, 2022 and 2021.

As of August 31, 2022 and May 31, 2022, 14,989,500 shares of Series E Preferred Stock were issued and outstanding.

Common stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

During the three months ended August 31, 2022, the Company issued 27,000,000 shares on conversion of $6,750 of principal of a convertible note.

There were no issuances of common stock during the three months ended August 31, 2021.  As of August 31, 2022 and May 31, 2022, 580,024,616 and 553,024,616 shares of common stock were issued and outstanding, respectively.

Warrants

On July 8, 2022, the Company issued warrants in connection with a license agreement (Note 10). The warrants were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The estimated fair values of the warrants were measured on the July 8, 2022 licence agreement execution date using the following inputs:

Stock price	$0.0014
Exercise price	$0.00025
Expected term	20 years
Expected average volatility	279%
Expected dividend yield	0
Risk-free interest rate	3.31%

A summary of activity during the three months ended August 31, 2022, is as follows:

		Weighted Average	Weighted Average Remaining
	Number of warrants	Exercise Price	Contractual life (in years)
Outstanding, May 31, 2022	-	$-	-
Granted	27,000,000	0.00025	20.00
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, August 31, 2022	27,000,000	$0.00025	19.97

Exercisable, August 31, 2022	-	$0.00025	19.97

The intrinsic value of the warrants as of August 31, 2022, is $25,650. None of the outstanding warrants are exercisable as of August 31, 2022.

Note 8 – Bitcoin intangible assets

The Company mined Bitcoin with a total aggregate value of $5,203. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. After impairment of $1,960 and sales of $5,742, the Company’s digital currency asset consists of the following at August 31, 2022:

Three Months Ended
August 31,
Bitcoin Held	2022
Opening balance	$21,465
Additions earned	5,203
Sales	-
Remittance as cost of sales	(7,641)
Impairment	(1,960)
Dispositions	(3,788)
Ending balance	$13,279

Note 9 – Commitments

On July 8, 2022, the Company entered into an Exclusive Intellectual Property License Agreement (“License Agreement”) with Kenny B, LLC. (“Licensor”) for a period of 20 years and that may be extended for an additional 20 years at the mutual consent of both parties.

The Licensor is the exclusive owner of all the rights, title and interest in and to (i) the trademark of Sh’mallow (Serial Number 5302806), (ii) all rights in and to the name of Sh’mallow, and (iii) designs of Sh’mallow marshmallow topping product, and (iv) all common law and statuary rights in the foregoing (collectively, the “Property”). The Company obtained an exclusive license to use such Intellectual Property.

In conjunction with the License Agreement, the Company granted warrants to Licensor to acquire 27,000,000 shares of common stock of the Company at a price of $0.00025 per share for total value of $37,800 to be amortized over the life of the agreement on a straight line basis, recorded in license and additional paid in capital (Note 7). The Licensor has a right to exercise the warrants six months after the August 15, 2022 effective date of the License Agreement.

The Company will pay a royalty of 7.5% on all Net Sales of Sh’Mallow. 12 months after the execution of the agreement a minimum royalty payment of $5,000 a month shall be required to maintain the exclusivity of the license agreement.  No Sh’Mallow sales or royalty payments were made during the three months ended August 31, 2022.

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

In connection with the reverse merger, we became a food manufacturing and product company, and in May 2014, we executed a licensing agreement with Nate’s Pancakes to market and sell “Nate’s Homemade,” exclusively throughout the world.

Our Current Business

The Company is engaged in “Bitcoin Mining” – i.e. the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company has purchase and maintain ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that are used for Bitcoin Mining. We have placed this Bitcoin Mining equipment with a 3rd party datacenter or farms (often referred as a “Co-Location”) that powers and operates our Bitcoin Mining equipment for a fee. We currently generate revenues through receiving Bitcoin from our Bitcoin Mining equipment.

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

Our food development division licenses, develops and manufactures food products. The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed product, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry. The flavors can be found at www.natesfoodco.com/brands. Sh’Mallow.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2022 and 2021, which are included herein.

Our operating results for the three months ended August 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows

Three Months Ended August 31, 2022, compared to the Three Months Ended August 31, 2021

	Three Months Ended
	August 31,
	2022	2021	Change	%

Revenue	$5,203	$-	$5,203	-
Cost of revenue	16,391	-	16,391	-
Gross profit (loss)	(11,188)	-	(11,188)	-

Operating expenses	(28,478)	(9,045)	(19,433)	215%
Gain on change in fair market value of derivative	29,920	404,462	(374,542)	(93%)
Interest and discount amortization expense	(43,789)	(5,053)	(38,736)	767%
Loss on sale of digital currency	(5,742)	-	(5,742)	-
Impairment loss on digital currency	(1,960)	-	(1,960)	-
Net Income (Loss)	$(61,237)	$390,364	$(451,601)	(116%)

Revenue

Our Company generated $5,203 and $0 revenue from digital currency mining for the three months ended August 31, 2022 and 2021, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $16,391 and $0 for the three months ended August 31, 2022 and 2021, respectively. Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases. Cost of revenues for the three months ended August 31, 2022 was comprised of $5,688 for electricity, hosting and mining fees, $9,900, for equipment leases, and $803 for equipment amortization.

Operating Expenses

During the three months ended August 31, 2022, we incurred general and administrative expenses of $28,478 compared to $9,045 incurred during the three months ended August 31, 2021. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other income (expense)

During the three months ended August 31, 2022, we had a gain on change in fair market value of derivatives of $29,920, interest expense of $43,789, loss on sale of digital currency of $5,742, and impairment loss on digital currency of $1,960, compared to a gain change in fair market value of derivatives of $404,462 and interest expense of $5,053 during the three months ended August 31, 2021.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2022	2022	Change	%

Cash	$510	$13,788	$(13,278)	(96%)
Total Assets	$63,040	$57,490	$5,550	10%
Total Liabilities	$992,585	$970,348	$22,237	2%
Stockholders' Deficit	$(929,545)	$(912,858)	$(16,687)	2%

Cash Flows

	Three Months Ended
	August 31,
	2022	2021	Change

Cash Flows Used in Operating Activities	$(20,278)	$(456)	$(19,822)
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	7,000	-	$7,000
Net change in Cash During Period	$(13,278)	$(456)	$(12,822)

As of August 31, 2022, our Company had $510 in cash. In management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of August 31, 2022, our total current liabilities were $992,585 which consisted of $401,687 in notes payable – related parties and accrued management fees – related party, $92,413 in accrued interest-related party, $67,007 in accrued interest, $133,695 in derivative liability, $7,964 in accounts payable and accrued liabilities and $289,819 in convertible notes as compared May 31, 2022, with total current liabilities of $970,348 which consisted of $163,615 in derivative liability, $388,687 in notes payable–related parties, $89,164 accrued interest-related party, $58,435 in accrued interest, $5,763 in accounts payable and accrued liabilities and $264,684 in convertible notes.

Operating Activities

Net cash used in operating activities was $20,278 for the three months ended August 31, 2022, compared with net cash used in operating activities of $456 in the same period in 2021. For the three months ended August 31,2022, net cash flows used in operating activities was $20,278, consisting of a net loss of $61,237, increased by a gain on change in fair value of derivatives liability of $29,920 and reduced by an increase in amortization of discount on convertible note of $31,885, amortization of license of $83, amortization of Crypto equipment of $803, impairment loss on digital currency of $1,960, realized loss on sale of digital currency of $5,742, accrued interest - related party of $3,249, accrued management fees of $6,000, accrued interest of $8,572, prepaid expenses of $9,900, digital currency of $484 and accounts payable and accrued liabilities of $ 2,021. For the three months ended August 31, 2021 net cash flows used in operating activities was $456, consisting of a net loss of $390,364, increased by a gain on change in fair value of derivative liability of $404,462 and reduced by an increase in accrued interest - related party of $3,223, accrued interest of $1,830 and accounts payable and accrued liabilities of $8,589.

Investing Activities

Our Company did not have any investing activities during the three months ended August 31, 2022 and 2021.

Financing Activities

Net Cash provided by financing activities was $7,000 for the three months ended August 31, 2022, compared with net cash provided by financing activities of $0 for the same period in 2021.

During the three months ended August 31, 2022, net cash provided by financing activities were $7,000 net proceeds from related party loan compared with $0 from related party loan for the same period in 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2022. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31,2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

Nate’s Food Co.
(Registrant)

Dated: October 17, 2022	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 17, 2022	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

