Form 10-Q
period 2022-11-30
NATE'S FOOD CO.
filed 2023-01-23
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

593,024,616 common shares issued and outstanding as of January 23, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	November 30,	May 31,
	2022	2022
ASSETS
Current Assets
Cash	$300	$13,788
Prepaid expenses	-	9,900
Total Current Assets	300	23,688

Digital currency	2,961	21,465
Equipment, net	10,741	12,337
License, net	37,247	-
TOTAL ASSETS	$51,249	$57,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$45,129	$5,763
Accrued interest	78,765	58,435
Accrued interest - related party	95,627	89,164
Accrued management fees - related party	15,000	-
Notes payable - related party	401,037	388,687
Convertible notes, net of discount	301,818	264,684
Derivative liability	180,695	163,615
Total Current liabilities	1,118,071	970,348

Total liabilities	1,118,071	970,348

Commitments		-

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,940,153 issued and outstanding	194	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 issued and outstanding	600	600
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, 593,024,616 and 553,024,616 issued and outstanding, respectively	593,024	553,024
Additional paid-in capital	3,187,636	3,179,836
Accumulated deficit	(5,099,790)	(4,898,026)
Total stockholders’ deficit	$(1,066,822)	$(912,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,249	$57,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenue
Digital currency mining	$2,881	$21,204	$8,084	$21,204
Cost of revenue	7,646	44,660	24,037	44,660
Gross loss	(4,765)	(23,456)	(15,953)	(23,456)

Operating Expenses
General and administrative	57,823	36,920	86,301	45,965
Total operating expenses	57,823	36,920	86,301	45,965

Operating Loss	(62,588)	(60,376)	(102,254)	(69,421)

Other Income (Expense)
Gain (loss) on change in fair value of derivative liability	(47,000)	11,333	(17,080)	415,795
Gain (Loss) on sale of digital currency	(3438)	-	(2,304)	-
Interest expense	(30,146)	(24,546)	(73,935)	(29,599)
Impairment loss on digital currency	(4,231)	(976)	(6,191)	(976)
Total other income (expenses)	(77,939)	(14,189)	(99,510)	385,220

Net Income (Loss)	$(140,527)	$(74,565)	$(201,764)	$315,799

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	581,453,187	540,601,539	571,144,835	539,180,354
Diluted	1,071,989,510	540,601,539	1,061,681,158	586,005,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended November 30, 2022

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	27,000,000	27,000	(20,250)	-	6,750
Finance fee for warrants issued in connection with license agreement	-	-	-	-	-	-	-	-	-	-	-	-	37,800	-	37,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(61,237)	(61,237)
Balances August 31, 2022	1,940,153	194	150,000	15	250,000	250,000	6,000,000	600	14,989,500	1,499	580,024,616	580,024	3,197,386	(4,959,263)	$(929,545)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	13,000,000	13,000	(9,750)	-	3,250
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(140,527)	(140,527)
Balances November 30, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	593,024,616	$593,024	$3,187,636	$(5,099,790)	$(1,066,822)

For the Six Months Ended November 31, 2021

	Preferred Stock												Common	Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	deficit	Deficit
Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(5,018,302)	$(1,344,134)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	390,364	390,364
Balances August 31, 2021	1,940,153	194	150,000	15	250,000	250,000	6,350,000	635	14,989,500	1,499	537,774,616	537,774	-	2,884,051	(4,627,938)	$(953,770)
Conversion of Series D Preferred Stock	-	-	-	-	-	-	(350,000)	(35)	-	-	5,250,000	5,250	-	(5,215)	-	-
Common stock payable	-	-	-	-	-	-	-	-	-	-	-	-	92,000	-	-	92,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,565)	(74,565)
Balances November 30, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	543,024,616	$543,024	$92,000	$2,878,836	$(4,702,503)	$(936,335)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(201,764)	$315,799
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on change in fair value of derivative liability	17,080	(415,795)
Amortization of discount on convertible note	47,134	16,289
Amortization of license	553	-
Amortization of Crypto equipment	1,596	-
Impairment loss on digital currency	6,191	976
Realized loss on sale of digital currency	2,304	-
Changes in operating assets and liabilities:
Prepaid expenses	9,900	(151,981)
Digital currency	10,009	(17,162)
Accounts payable and accrued liabilities	39,358	10,089
Operating expenses paid by related party	7,595	-
Accrued management fees -related party	15,000	-
Accrued interest - related party	6,463	6,444
Accrued interest	20,338	6,873
Net cash used in operating activities	(18,243)	(228,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	240,500
Proceeds from notes payable - related party	14,500	13,523
Repayment of notes payable -related party	(9,745)	-
Net cash provided by financing activities	4,755	254,023

Net change in cash for the period	(13,488)	25,555
Cash at beginning of period	13,788	615
Cash at end of period	$300	$26,170

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$-	$10,089
Issuance of common stock for conversion of convertible note	$10,000	$-
Common stock payable on issuance of convertible note payable	$-	$92,000
Finance fee for warrants issued in connection with license agreement	$37,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2022

 (UNAUDITED)

Note 1 –Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on September 20, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2022 as reported in Form 10-K, have been omitted.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term marketable securities purchased with original maturities of three months or less to be cash equivalents.

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

As of November 30, 2022, the market value of digital currencies was lower than the Company’s cost basis by $6,191, which amount is recorded as impairment loss on digital currency for the six months then ended.  During the six months ended November 30, 2021, the Company recorded an impairment loss on digital currency of $976.  During the six months ended November 30, 2022, the Company recorded loss on sale of digital currency of $2,304.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at November 30, 2022 and May 31, 2022, measured at fair value on a recurring basis:

November 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$2,961	-	-	$2,961
Liabilities
Derivative liabilities	-	-	$180,695	$180,695

May 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$21,465	-	-	$21,465
Liabilities
Derivative liabilities	-	-	$163,615	$163,615

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

For the six months ended November 30, 2022 and 2021, respectively, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Six Months Ended
	November 30,
	2022	2021
	(Shares)	(Shares)
Warrants	27,000,000	-
Convertible notes payable	463,536,323	184,324,966
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	90,000,000
Series E convertible preferred stock	149,895,000	149,895,000
	896,931,323	590,719,966

For the three and six months ended November 30, 2022 and the three months ended November 30, 2021, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the six months ended November 30, 2021:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$315,799	539,180,354	$0.00
Effect of dilutive securities:
Warrants	-	-	-
Convertible notes payable	(410,761)	46,824,966	(0.01)
Preferred stock	-	-	-
Diluted EPS	$(94,962)	586,005,320	$(0.00)

Potential dilution from the warrants and convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the six months ended November 30, 2021, as the effect is anti-dilutive.

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

Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, equipment lease and monitoring services are recorded as cost of revenues.  During the six months ended November 30, 2022 and 2021, the Company generated Bitcoin mining revenue of $8,084 and $21,204, respectively, with cost of revenue of $24,037 and $44,660, respectively.

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

 Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease Bitcoin equipment for a term of 270 days and 200 days, respectively. During the six months ended November 30, 2022 and 2021, the Company recognized $9,900 and $40,619 lease expenses, respectively.

As of November 30, 2022 and May 31, 2022, prepaid expenses were $0 and $9,900, respectively.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at November 30, 2022 and May 31, 2022, the total amount owed to an officer was $401,037 and $388,687, respectively. As of the November 30, 2022 amount, $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at November 30, 2022 and May 31, 2022, accrued interest of $36,637 and $33,779, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at November 30, 2022 and May 31, 2022, accrued interest of $58,990 and $55,385, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, the loan includes $179,711 that was reclassified from accounts payable as at November 30, 2022. This amount is at 0% interest and is due on demand. During the six months ended November 30, 2022 and 2021, the Company received advances of $14,500 and $13,523 repaid advances of $9,745 and $0 and paid operating expenses of $7,595 and $0, respectively.

During the six months ended November 30, 2022 and 2021, the Company recognized $18,000 and $0 management fees for the Company’s officer and paid management fees of $3,000 and $0, respectively. As of November 30, 2022 and May 31, 2022, the Company owed to the Company’s officer for amount of $15,000 and $0, respectively.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of November 30, 2022 and May 31, 2022:

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see Note 6 for details). During the six months ended November 30, 2022 and 2021, the Company recognized interest expense of $3,323 and $3,323, respectively. As of November 30, 2022 and May 31, 2022, the Company had accrued interest of $44,496 and $41,172, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022. The note is currently in default and bears 20% interest rate. The conversion price was initially set at $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. On February 8, 2022, the Company issued 10,000,000 shares of common stock to note holder.  During the six months ended November 30, 2022, the Company converted the principal of $10,000 into 40,000,000 shares at $0.00025 per share based on contract stock price re-set requirements.

On December 19, 2022, the Company’s Board of Directors approved the modification of current conversion price of $0.00025 to $0.000025 per share.

During the six months ended November 30, 2022, and 2021, the Company recognized interest expenses of $17,015 and $3,541, amortization of debt discount of $47,134 and $16,289, respectively. As of November 30, 2022 and May 31, 2022, the Company had accrued interest of $34,269 and $17,253 and unamortized debt discount of $0 and $47,134, respectively. As of November 30, 2022, and May 31, 2022, the principal balance was $265,000 and $275,000, respectively.

Note 6 – Derivative Liability

The Company analysed the variable discounted conversion options on its convertible note (Note 5) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants (Note 7) as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at November 30, 2022 and May 31, 2022:

Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(373,925)
Balance - May 31, 2022	$163,615

Loss on change in fair value of the derivative	17,080
Balance - November 30, 2022	$180,695

The Company also recorded a gain on change in fair value of the derivative of $415,795 during the six months ended November 30, 2021. The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	November 30,	May 31,
	2022	2022
Expected term	20 years	0.37 – 1.00 years
Expected average volatility	303%	131% - 293%
Expected dividend yield	-	-
Risk-free interest rate	0.00%	0.08%

Warrants

On July 8, 2022, the Company issued warrants in connection with a license agreement (Note 9). The warrants were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The estimated fair values of the warrants were measured on the July 8, 2022 (license agreement execution date) using the following inputs:

Stock price	$0.0014
Exercise price	$0.00025
Expected term	20 years
Expected average volatility	279%
Expected dividend yield	0
Risk-free interest rate	3.31%

A summary of activity during the six months ended November 30, 2022, is as follows:

	Number	Weighted	Weighted Average Remaining
	of warrants	Average Exercise Price	Contractual life (in years)
Outstanding, May 31, 2022	-	$-	-
Granted	27,000,000	0.00025	20.00
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding, November 30, 2022	27,000,000	$0.00025	19.72

Exercisable, November 30, 2022	-	$0.00025	19.72

The intrinsic value of the warrants as of November 30, 2022, is $22,950. None of the outstanding warrants are exercisable as of November 30, 2022.

Note 7 – Bitcoin intangible assets

During the six months ended November 30, 2022, the Company mined Bitcoin with a total aggregate value of $8,084. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. After impairment loss of $6,191 and loss on sales of digital currency of $2,304, the Company’s digital currency asset consists of the following at November 30, 2022 and 2021:

Six Months Ended
November 30,
Bitcoin Held	2021
Balance, May 31, 2021	$-
Additions earned	21,204
Sales	-
Remittance as cost of operating expenses	(4,042)
Impairment	(976)
Balance, November 30, 2021	$16,186

Six Months Ended
November 30,
Bitcoin Held	2022
Balance, May 31, 2022	$21,465
Additions earned	8,084
Sales	(10,310)
Remittance as cost of operating expenses	(10,087)
Impairment	(6,191)
Balance, November 30, 2022	$2,961

Note 8 – Equity

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series A Preferred Stock.  The Series A Preferred Stock initially had voting rights equal to 1,000 votes for each 1 share of common stock owned. On December 18, 2022, the Company’s Board of Directors approved an increase to the Series A voting rights equal to 20,000 votes for each 1 share of common stock owned, and resolved that each Series A Preferred Stock cannot convert into Common Stock unless it is approved by the Board of Directors

There were no issuances of the Series A Preferred Stock during the six months ended November 30, 2022 and 2021.

As of November 30, 2022 and May 31, 2022, 1,940,153 shares of series A Preferred Stock were issued and outstanding.

Series B Convertible Preferred Stock

The Company is authorized to issue 150,000 shares of Series B Convertible Preferred Stock at a par value of $0.0001. The Series B Convertible Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock converts into common stock at a ratio of 1:1,000. However, the Series B Convertible Preferred Stock may not be converted for a period of 12 months from the date of issue.

There were no issuances of the Series B Convertible Preferred Stock during the six months ended November 30, 2022 and 2021.

As of November 30, 2022, and May 31, 2022, 150,000 shares of Series B Convertible Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Convertible Preferred Stock at a par value of $1. The Series C Convertible Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock.

There were no issuances of the Series C Convertible Preferred Stock during the six months ended November 30, 2022 and 2021.

As of November 30, 2022 and May 31, 2022, 250,000 shares of Series C Convertible Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series D Convertible Preferred Stock at a par value of $0.0001. The Series D Convertible Preferred Stock is convertible at a rate of 1 share of Series D Convertible Preferred Stock for 15 shares of common stock.

There were no issuances of the Series D Convertible Preferred Stock during the six months ended November 30, 2022 and 2021.

During the six months ended November 30, 2021, 350,000 shares of Series D Convertible Preferred Stock were converted into 5,250,000 shares of common stock.

As of November 30, 2022, and May 31, 2022, 6,000,000 shares of Series D Convertible Preferred Stock were issued and outstanding.

Series E Convertible Preferred Stock

The Company is authorized to issue 15,000,000 shares of series E Convertible Preferred Stock at a par value of $0.0001. The Series E Convertible Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series E Convertible Preferred Stock. Beginning October 1, 2016, each share of Series E Convertible Preferred Stock is convertible into ten (10) shares of common stock. From October 1, 2016 to October 1, 2018, holders of Series E Convertible Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders.

There were no issuances of the Series E Convertible Preferred Stock during the six months ended November 31, 2022 and 2021.

As of November 30, 2022, and May 31, 2022, 14,989,500 shares of Series E Convertible Preferred Stock were issued and outstanding.

Common stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

During the six months ended November 30, 2022, the Company issued 40,000,000 shares on conversion of $10,000 of principal of a convertible note.

During the six months ended November 30, 2021, the Company issued 5,250,000 shares on conversion of 350,000 shares of Series D Preferred Stock.

 As of November 30, 2022 and May 31, 2022, 593,024,616 and 553,024,616 shares of common stock were issued and outstanding, respectively.

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

In conjunction with the License Agreement, the Company granted warrants to Licensor to acquire 27,000,000 shares of common stock of the Company at a price of $0.00025 per share for total value of $37,800 to be amortized over the life of the agreement on a straight-line basis, recorded in license and additional paid in capital (Note 6). During the six months ended November 30, 2022, the Company amortized $553 of license. The Licensor has a right to exercise the warrants six months after the August 15, 2022 effective date of the License Agreement.

The Company will pay a royalty of 7.5% on all Net Sales of Sh’Mallow. 12 months after the execution of the agreement a minimum royalty payment of $5,000 a month shall be required to maintain the exclusivity of the license agreement.  No Sh’Mallow sales or royalty payments were made during the six months ended November 30, 2022.

For the six months ended November 30, 2022, the Company recognized $17,500 royalty payable.

On December 30, 2022, the Company agreed with Licensor request to mutually terminate any and all agreements between the parties. As part of the mutual agreement termination, the parties intend to work together to execute a new license agreement.

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued, noting the following material events that require disclosure.

On December 19, 2022, the Company’s Board of Director approved the issuance of 10,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

On December 30, 2022, the Company agreed with Kenny B LLC request to mutually terminate any and all agreements between the parties (See Note 9). As part of the mutual agreement termination, the parties intend to work together to execute a new license agreement.  While working on a new license agreement, the Company will continue to expand its bitcoin mining operations and its Nate’s Homemade product line.

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

Bitcoin Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of Bitcoins for their effort. The Company will only mine Bitcoin. The Company has executed two 270 days and 200 days lease agreements for Bitmain’s S-17s and T-17s for Bitcoin Mining Equipment. The Company is actively in discussions with manufactures and resellers to acquire additional bitcoin mining equipment and capacity. The Company’s initial goal is to acquire 25,000 terrahash in mining capacity in the next 12 months. Terahashes are the unit used to measure speed of the mining hardware mining cryptocurrencies, with a TH/s equalling one trillion hash calculations computed in one second. Open-source calculators are available, such as NovaBlock, that allow for the calculation of expected revenue based on TH/s.

Our food development division licenses, develops and manufactures food products. The Company’s Board of Directors has voted to cease product manufacturing and development of new products for its food development division. We are, however, continually exploring options to license our developed product, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry. The flavors can be found at www.natesfoodco.com. and www.sh-mallow.com.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three and six months ended November 30, 2022 and 2021, which are included herein.

Our operating results for the three and six months ended November 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows

Three Months Ended November 30, 2022, compared to the Three Months Ended November 30, 2021.

	Three Months Ended
	November 30,
	2022	2021	Change	%

Revenue	$2,881	$21,204	$(18,323)	(86%)
Cost of revenue	7,646	44,660	(37,014)	(83%)
Gross loss	(4,765)	(23,456)	18,691	80%
Operating expenses	(57,823)	(36,920)	(20,903)	(57%)
Change in fair market value of derivative	(47,000)	11,333	(58,333)	(515%)
Interest expense	(30,146)	(24,546)	(5,600)	23%
Gain on disposal of digital currency	3,438	-	3,438	100%
Impairment loss on digital currency	(4.231)	(976)	(3,255)	(333%)
Net Loss	$(140,527)	$(74,565)	$(65,962)	(88%)

Revenue

Our Company generated $2,881 and $21,204 revenue from digital currency mining for the three months ended November 30, 2022 and 2021, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $7,646 and $44,660 for the three months ended November 30, 2022 and 2021, respectively. Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the three months ended November 30, 2022, we incurred general and administrative expenses of $57,823 compared to $36,920 incurred during the three months ended November 30, 2021. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other income (expense)

During the three months ended November 30, 2022, we had a loss on change in fair market value of derivatives of $47,000, interest expense of $30,146, loss on sale of digital currency of $351, and impairment loss on digital currency of $442, compared to a gain on change fair market value of derivatives of $11,333, impairment loss on digital currency $976, and interest expense of $24,546 during the three months ended November 30, 2021.During the three months ended November 30,2022, the Company reclassified impairment loss on digital currency of $3,789 related to first quarter ( August 31,2022) from gain on disposal of digital currency.

Six Months Ended November 30, 2022, compared to the Six Months Ended November 30, 2021.

Our operating results for the six months ended November 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	November 30,
	2022	2021	Change	%

Revenue	$8,084	$21,204	$(13,120)	(62%)
Cost of revenue	24,037	44,660	(20,623)	(46%)
Gross loss	(15,953)	(23,456)	7,503	(32%)
Operating expenses	(86,301)	(45,965)	(40,336)	88%
Change in fair market value of derivative	(17,080)	415,795	(432,875)	(104%)
Interest expense	(73,935)	(29,599)	44,336	150%
Loss on disposal of digital currency	(2,304)	-	(2,304)	-
Impairment loss on digital currency	(6,191)	(976)	(5,215)	534%
Net Income (Loss)	$(201,764)	$315,799	$(517,563)	(164%)

Revenue

Our Company generated $8,084 and $21,204 revenue from digital currency mining for the six months ended November 30, 2022 and 2021, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $24,037 and $44,660 for the six months ended November 30, 2022 and 2021, respectively. Cost of revenue consists of electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the six months ended November 30, 2022, we incurred general and administrative expenses of $86,301 compared to $45,965 incurred during the six months ended November 30, 2021. The increase in operating expenses were predominantly from professional and other fees related to our reporting requirements and general administrative expenses.

Other income (expense)

During the six months ended November 30, 2022, we had a loss on change in fair market value of derivatives of $17,080, interest expense of $73,935, loss on sale of digital currency of $2,304, and impairment loss on digital currency of $6,191, compared to a gain on change in fair market value of derivatives of $415,795, impairment loss on digital currency $976, and interest expense of $29,599 during the six months ended November 30, 2021.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2022	2022	Change	%

Cash	$300	$13,788	$(13,488)	(98%)
Total Assets	$51,249	$57,490	$(6,241)	(11%)
Total Liabilities	$1,118,071	$970,348	$147,723	15%
Stockholders' Deficit	$1,066,822	$912,858	$153,964	17%

Cash Flows

	Six Months Ended
	November 30,
	2022	2021	Change

Cash Flows Used in Operating Activities	$(18,243)	$(228,468)	$(210,225)
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	4,755	254,023	$(249,268)
Net change in Cash During Period	$(13,488)	$25,555	$(39,043)

As of November 30, 2022, our Company had $300 in cash. In management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of November 30, 2022, our total current liabilities were $1,118,071 which consisted of $416,037 in notes payable – related parties and accrued management fees – related party, $95,627 in accrued interest-related party, $78,765 in accrued interest, $180,695 in derivative liability, $45,129 in accounts payable and accrued liabilities and $301,818 in convertible notes as compared to May 31, 2022, with total current liabilities of $970,348 which consisted of $163,615 in derivative liability, $388,687 in notes payable–related parties, $89,164 accrued interest-related party, $58,435 in accrued interest, $5,763 in accounts payable and accrued liabilities and $264,684 in convertible notes.

Operating Activities

Net cash used in operating activities was $18,243 for the six months ended November 30, 2022, compared with net cash used in operating activities of $228,468 in the same period in 2021. For the six  months ended November 30, 2022, net cash flows used in operating activities consisted of a net loss of $201,764, reduced by a loss on change in fair value of derivatives liability of $17,080, amortization of discount on convertible note of $47,134, amortization of license of $553, amortization of Crypto equipment of $1,596, impairment loss on digital currency of $6,191, realized loss on sale of digital currency of $2,304, and a net change in working capital of $108,663.

For the six  months ended November 30, 2021   net cash flows used in operating activities consisted of a net income of $315,799, reduced by a gain on change in fair value of derivative liability of $415,795, increased by amortization of discount on convertible note of $16,289 and  $976 on impairment loss on digital currency, and reduced by a net change in working capital of ($145,737).

Investing Activities

Our Company did not have any investing activities during the six months ended November 30, 2022 and 2021.

Financing Activities

Net Cash provided by financing activities was $4,755 for the six months ended November 30, 2022, compared with net cash provided by financing activities of $254,023, for the same period in 2021.

During the six months ended November 30, 2022, net cash provided by financing activities were $4,755 in net proceeds from related party loan compared with $240,500 from a note payable and $13,523 from related party loan for the same period in 2021.

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

Also, refer to Note 1 - Significant Accounting Policies and Note 6 - Derivative Liabilities in the unaudited condensed financial statements that are included in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2022. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nate’s Food Co.
(Registrant)

Dated: January 23, 2023	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 23, 2023	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

