Form 10-Q
period 2023-02-28
NATE'S FOOD CO.
filed 2023-04-20
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

(650) 716-6421

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

2,253,024,646 common shares issued and outstanding as of April 17, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	February 28,	May 31,
	2023	2022
ASSETS
Current Assets
Cash	$7,049	$13,788
Prepaid expenses	725	9,900
Total Current Assets	7,774	23,688

Digital currency	4,793	21,465
Equipment, net	131,874	12,337
TOTAL ASSETS	$144,441	$57,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$30,907	$5,763
Accrued interest	93,053	58,435
Accrued interest - related party	98,805	89,164
Accrued management fees - related party	24,000	-
Loans payable	1,885	-
Notes payable - related party	397,935	388,687
Convertible notes, net of discount -current	278,568	264,684
Derivative liability	150,812	163,615
Total Current liabilities	1,075,965	970,348

Promissory notes -noncurrent	145,500	-

Total liabilities	1,221,465	970,348

Commitments	-	-

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,915,153 and 1,940,153 issued and outstanding, respectively	191	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 issued and outstanding	600	600
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, 2,253,024,616 and 553,024,616 issued and outstanding, respectively	2,253,024	553,024
Additional paid-in capital	1,513,089	3,179,836
Accumulated deficit	(5,095,442)	(4,898,026)
Total stockholders’ deficit	$(1,077,024)	$(912,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,441	$57,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Revenue
Digital currency mining	$4,525	$27,193	$12,609	$48,397
Cost of revenue	10,609	86,211	34,646	130,871
Gross loss	(6,084)	(59,018)	(22,037)	(82,474)

Operating Expenses
General and administrative	1,572	6,937	87,873	52,902
Total operating expenses	1,572	6,937	87,873	52,902

Operating Loss	(7,656)	(65,955)	(109,910)	(135,376)

Other Income (Expense)
Gain (loss) on change in fair value of derivative liability	29,883	(141,175)	12,803	274,620
Loss on sale of digital currency	(413)	-	(2,717)	-
Interest expense	(17,466)	(42,803)	(91,401)	(72,402)
Impairment loss on digital currency	-	(3,645)	(6,191)	(4,621)
Total other income (expenses)	12,004	(187,623)	(87,506)	197,597

Net Income (Loss)	$4,348	$(253,578)	$(197,416)	$62,221

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)	$0.00
Diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	1,547,246,838	545,357,949	892,936,704	541,216,924
Diluted	2,584,677,838	618,391,270	1,930,367,704	614,250,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended February 28, 2023

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	27,000,000	27,000	(20,250)	-	6,750
Finance fee for warrants issued in connection with license agreement	-	-	-	-	-	-	-	-	-	-	-	-	37,800	-	37,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(61,237)	(61,237)
Balances August 31. 2022	1,940,153	194	150,000	15	250,000	250,000	6,000,000	600	14,989,500	1,499	580,024,616	580,024	3,197,386	(4,959,263)	$(929,545)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	13,000,000	13,000	(9,750)	-	3,250
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(140,527)	(140,527)
Balances November 30, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	593,024,616	$593,024	$3,187,636	$(5,099,790)	$(1,066,822)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	660,000,000	660,000	(636,750)	-	23,250
Conversion of Series A Preferred Stock	(25,000)	(3)	-	-	-	-	-	-	-	-	1,000,000,000	1,000,000	(999,997)	-	-
Cancellation finance fee for warrants issued in connection with license agreement	-	-	-	-	-	-	-	-	-	-	-	-	(37,800)	-	(37,800)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	4,348	4,348
Balances February 28, 2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	2,253,024,616	$2,253,024	$1,513,089	$(5,095,442)	$(1,077,024)

For the Nine Months Ended February 28, 2022

	Preferred Stock												Common	Additional
	Series A		Series B		Series C		Series D		Series E		Common Stock		Stock	Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	deficit
Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(5,018,302)	$(1,344,134)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	390,364	390,364
Balances August 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$-	$2,884,051	$(4,627,938)	$(953,770)

Conversion of Series D Preferred Stock	-	-	-	-	-	-	(350,000)	(35)	-	-	5,250,000	5,250	-	(5,215)	-	-
Common stock payable	-	-	-	-	-	-	-	-	-	-	-	-	92,000	-	-	92,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,565)	(74,565)
Balances November 30, 2021,	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	543,024,616	$543,024	$92,000	$2,878,836	$(4,702,503)	$(936,335)

Common stock issued in conjunction with Convertible note	-	-	-	-	-	-	-	-	-	-	10,000,000	10,000	(92,000)	82,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(253,578)	(253,578)
Balances February 28, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$-	$2,960,836	$(4,956,081)	$(1,189,913)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28,
	2023		2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(197,416)		$62,221
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liability		(12,803)		(274,620)
Amortization of discount on convertible note		47,134		47,481
Amortization of Crypto equipment		5,463		-
Impairment loss on digital currency		6,191		4,621
Loss on sale of digital currency		2,717		-
Changes in operating assets and liabilities:
Prepaid expenses		9,175		(79,611)
Digital currency		8,164		(33,265)
Accounts payable		24,732		25,945
Operating expenses paid by related party		7,595		-
Accrued management fees -related party		24,000		-
Accrued interest - related party		9,641		9,640
Accrued interest		34,618		15,280
Net cash used in operating activities		(30,777)		(222,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable		20,500		240,500
Proceeds from notes payable - related party		17,338		2,000
Repayment of notes payable -related party		(15,685)		-
Proceeds from loans payable		1,885		-
Net cash provided by financing activities		24,038		242,500

Net cash increase (decrease) for the period		(6,739)		20,192
Cash at beginning of period		13,788		615
Cash at end of period		$7,049		$20,807

Supplemental Cash Flow Disclosures
Cash paid for interest		$-		$-
Cash paid for income taxes		$-		$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party		$-		$25,620
Issuance of common stock for conversion of convertible note		$33,250		$-
Common stock payable on issuance of convertible notes payable		$-		$92,000
Conversion of Series A Preferred Stock		$1,000,000		$-
Conversion of Series D Preferred Stock		$-		$5,250
Purchase of digital equipment, settled by issuance promissory note		$125,000		$-
	$		$

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2023

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

As of February 28, 2023, the market value of digital currencies was lower than the Company’s cost basis by $5,791, which amount is recorded as impairment loss on digital currency for the nine months then ended.  During the nine months ended February 28, 2022, the Company recorded an impairment loss on digital currency of $4,621.  During the nine months ended February 28, 2023, the Company recorded loss on sale of digital currency of $2,717.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at February 28, 2023 and May 31, 2022, measured at fair value on a recurring basis:

February 28, 2023	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$4,793	-	-	$4,793
Liabilities
Derivative liabilities	-	-	$150,812	$150,812

May 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$21,465	-	-	$21,465
Liabilities
Derivative liabilities	-	-	$163,615	$163,615

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

For the nine months ended February 28, 2023 and 2022, respectively, the following convertible notes and convertible preferred stock were potentially dilutive.

	Nine Months Ended
	February 28,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	1,037,431,000	210,533,321
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	90,000,000
Series E convertible preferred stock	149,895,000	149,895,000
	1,443,826,000	616,928,321

For the nine months ended February 28, 2023, and the three months ended February 28, 2022, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended February 28, 2022:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$62,221	541,216,924	$0.00
Effect of dilutive securities:
Warrants	-	-	-
Convertible notes payable	(274,620)	73,033,321	(0.00)
Preferred stock	-	-	-
Diluted EPS	$(212,399)	614,033,321	$(0.00)

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended February 28, 2023:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$4,348	1,547,246,838	$0.00
Effect of dilutive securities:
Warrants	-	-	-
Convertible notes payable	29,883	1,037,431,000	0.00
Preferred stock	-	-	-
Diluted EPS	$34,231	2,584,677,838	$0.00

Potential dilution from the convertible preferred stock was not included in the calculation of the dilutive earnings per share calculation for the nine months ended February 28, 2023, and three months ended February 28, 2022, as the effect is anti-dilutive.

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

Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, equipment lease and monitoring services are recorded as cost of revenues.  During the nine months ended February 28, 2023 and 2022, the Company generated Bitcoin mining revenue of $12,609 and $48,397, respectively, with cost of revenue of $34,646 and $130,871, respectively.

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

 Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease Bitcoin equipment for a term of 270 days and 200 days, respectively. During the nine months ended February 28,2023 and 2022, the Company recognized $9,900 and $115,739 lease expenses, respectively.

As of February 28, 2023 and May 31, 2022, prepaid expenses were $725 and $9,900, respectively.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at February 28, 2023 and May 31, 2022, the total amount owed to an officer was $397,935 and $388,687, respectively. As of the February 28, 2023 amount, $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at February 28, 2023 and May 31, 2022, accrued interest of $38,042 and $33,779, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at February 28, 2023 and May 31, 2022, accrued interest of $60,763 and $55,385, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged to the note as a result of the default. Additionally, the loan includes $175,571 that was reclassified from accounts payable as at February 28, 2023. This amount is at 0% interest and is due on demand. During the nine months ended February 28, 2023 and 2022, the Company received advances of $17,338 and $2,000, repaid advances of $15,685 and $0 and paid operating expenses of $7,595 and $0, respectively.

Management Fees

During the nine months ended February 28, 2023 and 2022, the Company recognized $27,000 and $0 management fees for the Company’s officer and paid management fees of $3,000 and $0, respectively. As of February 28, 2023, and May 31, 2022, the Company owed to the Company’s officer for amount of $24,000 and $0, respectively.

Issuance of Common Stock

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of February 23, 2023 and May 31, 2022:

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see Note 6 for details). During the nine months ended February 28, 2023, and 2022, the Company recognized interest expense of $4,957 and $4,957, respectively. As of February 28, 2023 and May 31, 2022, the Company had accrued interest of $46,129 and $41,172, respectively. As of February 28, 2023, and May 31, 2022, the principal balance was $36,818, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022. The note is currently in default and bears 20% interest rate. The conversion price was initially set at $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. On February 8, 2022, the Company issued 10,000,000 shares of common stock to note holder.  During the nine months ended February 28, 2023, the Company converted the principal of $33,250 into 700,000,000 shares at $0.00025 and $0.000025 per share based on contract stock price re-set requirements.

On December 19, 2022, the Company’s Board of Directors approved the modification of current conversion price of $0.00025 to $0.000025 per share.

During the nine months ended February 28, 2023 and 2022, the Company recognized interest expenses of $29,393 and $10,322, amortization of debt discount of $47,134 and $47,481, respectively. As of February 28, 2023, and May 31, 2022, the Company had accrued interest of $46,616 and $17,253 and unamortized debt discount of $0 and $47,134, respectively. As of February 28, 2023 and May 31, 2022, the principal balance was $241,750 and $227,866, respectively.

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

The following table summarizes the derivative liabilities included in the balance sheets at February 28, 2023 and May 31, 2022:

Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(373,925)
Balance - May 31, 2022	$163,615

Gain on change in fair value of the derivative	(12,803)
Balance - February 28, 2023	$150,812

The Company also recorded a gain on change in fair value of the derivative of $12,803 and $274,620 during the nine months ended February 28, 2023 and 2022, respectively. The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	February 28,	May 31,
	2023	2022
Expected term	-	0.37 – 1.00 years
Expected average volatility	-	131%-293%
Expected dividend yield	-	-
Risk-free interest rate	-	0.08%

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

On January 2,2023, the Company entered into a termination agreement with the warrant’s holder and both parties mutually terminated and cancelled the License Agreement date July 8, 2022 and released each other from any and all claims, causes of action, demands and liabilities and obligations.

A summary of activity during the nine months ended February 28, 2023, is as follows:

Warrants Outstanding
Weighted Average Remaining
	Number of warrants	Weighted Average Exercise Price	Contractual life (in years)
Outstanding, May 31, 2022	-	$-	-
Granted	27,000,000	0.00025	20.00
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	(27,000,000)	-	-
Outstanding, February 28, 2023	-	$-	-

Exercisable, February 28 2023	-	$-	-

Note 7 – Bitcoin Intangible Assets

During the nine months ended February 28, 2023, the Company mined Bitcoin with a total aggregate value of $12,609. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. After impairment loss of $5,791 and loss on sales of digital currency of $2,717, the Company’s digital currency asset consists of the following at February 28, 2023 and 2022:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
Bitcoin Held	2023	2023
Opening balance	$2,961	$21,465
Additions earned	4,525	12,609
Sales	(2,551)	(12,861)
Remittance as cost of operating expenses	(142)	(10,229)
Impairment	-	(6,191)
Balance, February 28,2023	$4,793	$4,793

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
Bitcoin Held	2022	2022
Opening balance	$16,187	$-
Additions earned	27,193	48,397
Remittance as cost of operating expenses	(11,091)	(15,132)
Impairment	(3,645)	(4,621)
Balance, February 28,2022	$28,644	$28,644

Note 8 – Promissory Notes

The components of promissory notes payable as of February 28, 2023 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	February 28, 2023
January 17,2023	$5,000	January 17.2025	2%	$5,000
January 23,2023	5,500	January 23,2025	2%	5,500
January 23,2023	125,000	January 23,2025	2%	125,000
February 14,2023	10,000	January 23,2025	2%	10,000

Total notes payable				145,500
Current portion				-
Long-term portion				$145,500

During the nine months ended February 28, 2023, the Company entered into promissory notes agreement with lenders for $20,500 cash received and settlement of $125,000 due related to purchase of digital equipment. According to terms and condition of agreements, on event of default the interest rate shall increase to 5% and lenders have the right a to convert the unpaid principal and interest into common stock at conversion rate of $0.000025 per share.

During the nine months ended February 28, 2023, the Company recognized interest expense of $278. As of February 28, 2023, the outstanding balances of promissory notes and accrued interest was $145,500 and $278, respectively.

Note 9 – Loans Payable

During the nine months ended February 28, 2023, the Company obtained $1,885 loan, due on demand, free interest and unsecured. As of February 28, 2023, the outstanding balance of the loan was $1,885.

Note 10 – Equity

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series A Preferred Stock.  The Series A Preferred Stock initially had voting rights equal to 1,000 votes for each 1 share of common stock owned. On December 18, 2022, the Company’s Board of Directors approved an increase to the Series A voting rights equal to 20,000 votes for each 1 share of common stock owned, and resolved that each Series A Preferred Stock cannot convert into Common Stock unless it is approved by the Board of Directors

There were no issuances of the Series A Preferred Stock during the nine months ended February 28, 2023 and 2022.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

As of February 28, 2023 and May 31, 2022, 1,915,153 and 1,940,153 shares of series A Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series B Convertible Preferred Stock during the nine months ended February 28, 2023 and 2022.

As of February 28, 2023 and May 31, 2022, 150,000 shares of Series B Convertible Preferred Stock were issued and outstanding.

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

There were no issuances of the Series C Convertible Preferred Stock during the nine months ended February 28, 2023 and 2022.

As of February 28, 2023 and May 31, 2022, 250,000 shares of Series C Convertible Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series D Convertible Preferred Stock at a par value of $0.0001. The Series D Convertible Preferred Stock is convertible at a rate of 1 share of Series D Convertible Preferred Stock for 15 shares of common stock.

During the nine months ended February 28, 2022, 350,000 shares of Series D Convertible Preferred Stock were converted into 5,250,000 shares of common stock.

There were no issuances of the Series D Convertible Preferred Stock during the nine months ended February 28, 2023 and 2022.

As of February 28, 2023 and May 31, 2022, 6,000,000 shares of Series D Convertible Preferred Stock were issued and outstanding.

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

There were no issuances of the Series E Convertible Preferred Stock during the nine months ended February 28, 2023 and 2022.

As of February 28, 2023 and May 31, 2022, 14,989,500 shares of Series E Convertible Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

During the nine months ended February 28, 2022, the Company issued 5,250,000 shares on conversion of 350,000 shares of Series D Preferred Stock.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

During the nine months ended February 28, 2023, the Company issued 700,000,000 shares on conversion of $33,250 of principal of a convertible note.

 As of February 28, 2023 and May 31, 2022, 2,253,024,616 and 553,024,616 shares of common stock were issued and outstanding, respectively.

Note 11 – Commitments

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

In conjunction with the License Agreement, the Company granted warrants to Licensor to acquire 27,000,000 shares of common stock of the Company at a price of $0.00025 per share for total value of $37,800 to be amortized over the life of the agreement on a straight-line basis, recorded in license and additional paid in capital (Note 6). The Licensor had a right to exercise the warrants six months after the August 15, 2022, effective date of the License Agreement.

During the nine months ended February 28, 2023, the Company amortized $553 of license.

On January 2,2023, the Company entered into a termination agreement with Licensor and both parties mutually terminated and cancelled the License Agreement date July 8,2022 and released each other from any and all claims, causes of action, demands and liabilities and obligations effective the 30th December ,2022.

Pursuant to termination agreement, the Company reverse and cancelled warrants of 27,000,000 shares of common stock, licenses of $37,800, royalty payable of $17,500 and $553 amortization of License.

Note 12 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On March 7, 2023, the Company’s Board of Directors approved a quarterly dividend payment to its shareholders equal to $0.0000025 from the Company’s Bitcoin mining.  The record date is March 31, 2023, which had an expected payment date of April 15, 2023.  The dividend payment is subject to the Company’s corporate action being processed by FINRA and as of the date of this filing has not been paid.

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

Bitcoin Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of Bitcoins for their effort. The Company will only mine Bitcoin. Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company had executed two 270 days and 200 days lease agreements for Bitcoin’s S-17s and T-17s for Bitcoin Mining Equipment and after the termination the lease agreements, the Company has executed cryptocurrency mining from 31 units S19 ProJs (100th) owns by Biticon Mining Equipment . The Company is actively in discussions with manufactures and resellers to acquire additional bitcoin mining equipment and capacity. The Company’s initial goal is to acquire 25,000 terrahash in mining capacity in the next 12 months. Terahashes are the unit used to measure speed of the mining hardware mining cryptocurrencies, with a TH/s equalling one trillion hash calculations computed in one second. Open-source calculators are available, such as NovaBlock, that allow for the calculation of expected revenue based on TH/s.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended February 28, 2023, and 2022, which are included herein.

Our operating results for the three and nine months ended February 28, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows

Three Months Ended February 28, 2023, compared to the Three Months Ended February 28, 2022.

	Three Months Ended
	February 28,
	2023	2022	Change

Revenue	$4,525	$27,193	$(22,668)
Cost of revenue	10,609	86,211	(75,602)
Gross loss	(6,084)	(59,018)	52,934
Operating expenses	(1,572)	(6,937)	5,365
Gain (loss) on change in fair market value of derivative	29,883	(141,175)	171,058
Interest expense	(17,466)	(42,803)	25,337
Loss on sale of digital currency	(413)	-	(413)
Impairment loss on digital currency	-	(3,645)	3,645
Net Income (Loss)	$4,348	$(253,578)	$257,926

Revenue

Our Company generated $4,525 and $27,193 revenue from digital currency mining for the three months ended February 28, 2023 and 2022, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $10,609 and $86,211 for the three months ended February 28, 2023 and 2022, respectively. Cost of revenue consists of deprecation, electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the three months ended February 28, 2023, we incurred general and administrative expenses of $1,572 compared to $6,937 incurred during the three months ended February 28, 2022. The reduction in operating expenses was predominantly from an increase in professional and other fees related to our reporting requirements of $2,348 offset by a decrease in administrative expenses of $7,713.

Other income (expense)

During the three months ended February 28, 2023, we had a gain on change in fair market value of derivatives of $29,883, interest expense of $17,466 and loss on sale of digital currency of $413, compared to a loss on change fair market value of derivatives of $141,175, interest expense of $42,803 and  impairment loss  on digital currency $3,645 during the three months ended February 28, 2022.

Nine Months Ended February 28, 2023, compared to the Nine Months Ended February 28, 2022.

Our operating results for the nine months ended February 28, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	February 28,
	2023	2022	Change

Revenue	$12,609	$48,397	$(35,788)
Cost of revenue	34,646	130,871	(96,225)
Gross loss	(22,037)	(82,474)	60,437
Operating expenses	(87,873)	(52,902)	(34,971)
Gain on change in fair market value of derivative	12,803	274,620	(261,817)
Interest expense	(91,401)	(72,402)	(18,999)
Loss on sale of digital currency	(2,717)	-	(2,717)
Impairment loss on digital currency	(6,191)	(4,621)	(1,570)
Net Income (Loss)	$(197,416)	$62,221	$(259,637)

Revenue

Our Company generated $12,609 and $48,397 revenue from digital currency mining for the nine months ended February 28, 2023 and 2022, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $34,646 and $130,871 for the nine months ended February 28, 2023 and 2022, respectively. Cost of revenue consists of depreciation, electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the nine months ended February 28, 2023, we incurred general and administrative expenses of $87,873 compared to $52,902 incurred during the nine months ended February 28, 2022. The increase in operating expenses was predominantly from an increase in professional and other fees related to our reporting requirements of $11,426 and general administrative expenses of $23,545.

Other income (expense)

During the nine months ended February 28, 2023, we had a gain on change in fair market value of derivatives of $12,803, interest expense of $91,401, loss on sale of digital currency of $2,717, and impairment loss on digital currency of $6,191, compared to a gain on change in fair market value of derivatives of $274,620, impairment loss on digital currency $4,621, and interest expense of $72,402 during the nine months ended February 28, 2022.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2023	2022	Change

Cash	$7,049	$13,788	$(6,739)
Total Assets	$144,441	$57,490	$86,951
Total Liabilities	$1,221,465	$970,348	$251,117
Stockholders' Deficit	$(1,077,024)	$(912,858)	$(164,166)

Cash Flows

	Nine Months Ended
	February 28,
	2023	2022	Change

Cash Flows Used in Operating Activities	$(30,777)	$(222,308)	$191,531
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	24,038	242,500	$(218,462)
Net change in Cash During Period	$(6,739)	$20,192	$(26,931)

As of February 28, 2023, our Company had $7,049 in cash. In the management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of February 28, 2023, our total current liabilities were $1,075,965 which consisted of $421.935 in notes payable – related parties and accrued management fees – related party, $98,805 in accrued interest-related party, $93,053 in accrued interest, $150,812 in derivative liability, $30,907 in accounts payable, $1,885 in loans payable  and $278,568 in convertible notes as compared to May 31, 2022, with total current liabilities of $970,348 which consisted of $163,615 in derivative liability, $388,687 in notes payable–related parties, $89,164 accrued interest-related party, $58,435 in accrued interest, $5,763 in accounts payable and $264,684 in convertible notes.

Operating Activities

Net cash used in operating activities was $30,777 for the nine months ended February 28, 2023, compared with net cash used in operating activities of $222,308 in the same period in 2022. For the nine months ended February 28, 2023, net cash flows used in operating activities consisted of a net loss of $197,416, increased by a gain on change in fair value of derivatives liability of $12,803 and reduced by amortization of discount on convertible note of $47,134, amortization of Crypto equipment of $5,463, impairment loss on digital currency of $6,191, realized loss on sale of digital currency of $2,717, and a net change in working capital of $118,337.

For the nine months ended February 28, 2022, net cash flows used in operating activities consisted of a net income of $62,221, reduced by a gain on change in fair value of derivative liability of $274,620, increased by amortization of discount on convertible note of $47,481 and $4,621 on impairment loss on digital currency, and reduced by a net change in working capital of $62,011.

Investing Activities

Our Company did not have any investing activities during the nine months ended February 28, 2023 and 2022.

Financing Activities

Net Cash provided by financing activities was $24,038 for the nine months ended February 28, 2023, compared with net cash provided by financing activities of $242,500, for the same period in 2022.

During the nine months ended February 28, 2023, net cash provided by financing activities were $20,500 from convertible notes payable, $17,338 from related party loan, $1,885 from loans payable and repayment of related party loan of $15,685 compared with $240,500 from a convertible note payable and $2,000 from related party loan for the same period in 2022.

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

The material estimates for our Company are that of derivative liabilities and income tax valuation allowance recorded for deferred tax assets. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2023 and 2022 was estimated using our common stock for convertible notes and warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2023. This evaluation was carried out under supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February  28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nate’s Food Co.
(Registrant)

Dated: April 19, 2023	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 19, 2023	/s/ Marc Kassoff
Marc Kassoff
Vice-President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

