Form 10-K
period 2023-05-31
NATE'S FOOD CO.
filed 2023-09-13
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

Registrant’s telephone number, including area code: (650) 222-5141

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2022, was approximately $508 based on a $0.0011 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 12, 2023, 3,208,024,616 shares of the registrant’s common stock were outstanding.

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

Since 2021, the Company has been engaged in “ Bitcoin Mining” – i.e., the process by which  Bitcoins are created resulting in new blocks being added to the blockchain and new  Bitcoins being issued to the miners. The Company has purchased ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that is being used for  Bitcoin Mining. We have placed this  Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that power and operate our  Bitcoin Mining equipment for a fee. We are currently generating revenues through receiving  Bitcoin from our  Bitcoin Mining equipment.

Our Current Business

In General. Historically, our food development division has licensed, developed and manufactured food products. Our Board of Directors determined that we cease product manufacturing and development of new products for our food development division. We are, however, continually exploring options to license our developed products, a ready-to-use, pre-mixed pancake and waffle batter delivered in a pressurized can. We are also exploring options on monetizing our proprietary blend of pancake and waffle dry mix. Our current product line consists of the original flavor of pancake and waffle mix and three additional flavors, Banana, Blueberry and Strawberry. The flavors can be found at www.natesfoodco.com/brands, however, are not currently for sale.

The Company is engaged in “ Bitcoin Mining” – i.e. the process by which  Bitcoins are created resulting in new blocks being added to the blockchain and new  Bitcoins being issued to the miners.    Bitcoin Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of  Bitcoins for their effort. The Company will only mine  Bitcoin.

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

Food Manufacturing and Distribution

We have not entered into any agreements with a third-party manufacturer. We have not entered into any agreements with an outside distributor.

Seasonality

 We do not expect our sales of our food products to be seasonal in nature.

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

Competition

Competition is based on total computing power, known as hashing or hash rate. Groups of miners form pools that compete against each other. Miners share the revenue generated by their pool. Miners are cooperating in the pool and pools are competing against each other. This competition of hashing capacity and speed requires miners to continuously update mining equipment. Mining equipment obsolescence is a major operating expense. We cannot assure that it will be able to recover equipment costs fast enough to replace their earning capacity with newer mining equipment which would result in an operating loss.

Investopedia explains that “Anyone with access to the internet and suitable hardware can participate in mining.” It explains further: “How hard is it to mine  Bitcoins? Well that depends on how much effort is put into mining across the network. Following the protocol laid out in the software, the  Bitcoin Network automatically adjusts the difficulty of the mining every 2016 blocks, or roughly every two weeks. It adjusts itself with the aim of keeping the rate of block discovery constant. Thus, if more computational power is employed in mining, then the difficulty will adjust upwards to make mining harder. And if computational power is taken off the network, the opposite happens. The difficulty adjusts downward to make mining easier. The higher the difficulty level, the less profitable mining is for each participant. The total payout depends on the price of  Bitcoin, the block reward, and the size of the transaction fees, but the more people mining, the smaller the slice of that pie each person gets.”

Food Business Competition. The food business is a highly competitive environment. We have numerous competitors of varying sizes, including manufacturers of private label products, as well as manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies.

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

In March 2014, the FDA issued a proposed rule that would make significant changes to the information appearing in, and the format of, the nutrition facts appearing on food labels. In July 2015, the FDA issued a supplemental proposed rule to establish a reference value for added sugars and to require a declaration of the percent daily value of added sugars on the food label. The proposed rule would also revise the footnote in the nutrition label regarding the percent daily value. It is not clear whether FDA will issue final regulation or, if it does, how much time FDA will give food manufactures to bring their labels into compliance. During the time our products were in production we worked with our co-packer to ensure that all of our products were fully compliant with all relevant FDA regulations.

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

Our  Bitcoin Mining Business

The Company is engaged in “ Bitcoin Mining” – i.e., the process by which  Bitcoins are created resulting in new blocks being added to the blockchain and new  Bitcoins being issued to the miners. The Company has acquired ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that are currently mining  Bitcoin. The  Bitcoin Mining equipment is hosted by 3rd party datacenters or farms (often referred as a “Co-Location”) that power and operate our  Bitcoin Mining equipment for a fee. We generate revenues through receiving  Bitcoin from our  Bitcoin Mining equipment.

Current Status

We have determined to continue our  Bitcoin mining operations as a hedge against inflation and as a means to bolster our balance sheet through the accumulation of  Bitcoin funds in the coming financial periods. Our management hopes that the consistent additional cash inflows from conversion of mined  Bitcoin into fiat currency will permit our company to develop more products and expand our product line.

We currently own thirty-one   Bitcoin computers, or miners, in operation at a co-location facility located in the State of Kentucky. We pay electricity, hosting and maintenance charges billed to us by our co-location facility provider monthly, we receive earned   Bitcoin reports each day that we earn   Bitcoin from the mining operations of our   Bitcoin minders.

Background Information Concerning  Bitcoin

This section provides a more detailed description of  Bitcoin, its historical development, how a person holds Bitcoin, how to use   Bitcoin in transactions, how to trade  Bitcoin, the “exchange” market where  Bitcoin can be bought, held and sold, the  Bitcoin market itself and  Bitcoin mining – our company is engaged in the  Bitcoin mining business, as described below.

Bitcoin

Bitcoin is a digital asset that can be transferred among participants on the Bitcoin network on a peer-to-peer basis via the Internet. Unlike other means of electronic payments, Bitcoin can be transferred without the use of a central administrator or clearing agency. Because a central party is not necessary to administer Bitcoin transactions or maintain the Bitcoin ledger, the term decentralized is often used in descriptions of Bitcoin.

Bitcoin Network

Bitcoin was first described in a white paper released in 2008 and published under the name “Satoshi Nakamoto.” The protocol underlying Bitcoin was subsequently released in 2009 as open-source software and currently operates on a worldwide network of computers.

The first step in using Bitcoin for transactions is to download specialized software referred to as a “ Bitcoin wallet.” A user’s Bitcoin wallet can run on a computer or smartphone and can be used both to send and to receive Bitcoin. Within a Bitcoin wallet, a user can generate one or more unique “ Bitcoin addresses,” which are conceptually similar to bank account numbers on the Bitcoin Blockchain and are associated with a pair of public and private keys. After establishing a Bitcoin address, a user can send or receive Bitcoin from his or her Bitcoin address to another user’s address using the public and private keys. Sending Bitcoin from one Bitcoin address to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account.

The amount of Bitcoin associated with each Bitcoin address is listed in a public ledger, referred to as a “blockchain.” Copies of the Bitcoin Blockchain exist on thousands of computers on the Bitcoin network throughout the Internet. A user’s Bitcoin wallet will either contain a copy of the Bitcoin Blockchain or be able to connect with another computer that holds a copy of the Bitcoin Blockchain.

When a Bitcoin user wishes to transfer Bitcoin to another user, the sender must first request a Bitcoin address from the recipient. The sender then uses its Bitcoin wallet software to create a data packet containing the proposed addition (often referred to as a “transaction”) to the Bitcoin Blockchain. The proposed transaction would reduce the sender’s address and increase the recipient’s address by the amount of Bitcoin desired to be transferred and is sent on a peer-to-peer basis to other computers participating in the Bitcoin network.

Bitcoin Protocol

Bitcoin is an open-source project with no official company or group that controls the Bitcoin network, and anyone can review the underlying code and suggest changes. There are, however, a number of individual developers that regularly contribute to a specific distribution of Bitcoin software known as the “ Bitcoin Core,” and who loosely oversee the development of its source code. There are many other compatible versions of Bitcoin software, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin protocol. The core developers are able to access, and can alter, the Bitcoin network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin network’s source code. However, because Bitcoin has no central authority, the release of updates to the Bitcoin network’s source code by the core developers does not guarantee that the updates will be automatically adopted by the other participants in the Bitcoin network. Users and miners must accept any changes made to the Bitcoin source code by downloading the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code is effective only with respect to those Bitcoin users and miners who choose to download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, as a practical matter, a modification to the source code becomes part of the Bitcoin network only if accepted by participants collectively having most of the processing power on the Bitcoin network. In recent years, there have been several forks in the Bitcoin network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

Bitcoin Transactions

A  Bitcoin transaction is similar in concept to an irreversible digital check. The transaction contains the sender’s  Bitcoin address, the recipient’s  Bitcoin address, the amount of  Bitcoin to be sent, a transaction fee and the sender’s digital signature. The sender’s use of his or her digital signature enables participants on the  Bitcoin network to verify the authenticity of the  Bitcoin transaction.

A user’s digital signature is generated via usage of the user’s so-called “private key,” one of two numbers in a so-called cryptographic “key pair.” A key pair consists of a “public key” and its corresponding private key, both of which are lengthy alphanumeric codes, derived together and possessing a unique relationship. Public keys are associated with   Bitcoin addresses that are publicly known and can accept a   Bitcoin transfer. Private keys are used to sign transactions that initiate the transfer of  Bitcoin from a sender’s  Bitcoin address to a recipient’s  Bitcoin address. Only the holder of the private key associated with a particular  Bitcoin address can digitally sign a transaction proposing a transfer of  Bitcoin from that particular  Bitcoin address.

A user’s  Bitcoin address may be safely distributed, but a user’s private key must be kept in accordance with appropriate controls and procedures to ensure it is used only for legitimate and intended transactions. Only by using a private key can a  Bitcoin user create a digital signature to transfer  Bitcoin to another user. In addition, if an unauthorized third person learns of a user’s private key, that third person could forge the user’s digital signature and send the user’s  Bitcoin to any arbitrary  Bitcoin address, thereby stealing the user’s  Bitcoin.

The usage of key pairs is a cornerstone of the  Bitcoin network. This is because the use of a private key is the only mechanism by which a  Bitcoin transaction can be signed. If a private key is lost, the corresponding  Bitcoin is thereafter permanently non-transferable. Moreover, the theft of a private key enables the thief immediate and unfettered access to the corresponding  Bitcoin.  Bitcoin users must therefore understand that in this regard,  Bitcoin is a bearer asset, similar to cash: that is, the person or entity in control of the private key corresponding to a particular quantity of  Bitcoin has de facto control of the  Bitcoin. For large quantities of  Bitcoin, holders often employ sophisticated security measures.

The  Bitcoin network incorporates a system to prevent double spending of a single  Bitcoin. To prevent the possibility of double spending a single  Bitcoin, each validated transaction is recorded, time stamped and publicly displayed in a “block” in the  Bitcoin Blockchain, which is publicly available. Thus, the  Bitcoin network provides confirmation against double spending by memorializing every transaction in the  Bitcoin Blockchain, which is publicly accessible and downloaded in part or in whole by all users of the  Bitcoin network software program.

The process by which  Bitcoin is created and  Bitcoin transactions are verified is called mining. To begin mining, a user, or “miner,” can download and special mining software, which, like regular  Bitcoin network software programs, turns the user’s computer into a “node” on the  Bitcoin network, and also has the ability to validate transactions and add new blocks of transactions to the Blockchain.

Miners, through the use of the  Bitcoin software program, engage in a set of prescribed complex mathematical calculations imposed by the  Bitcoin network’s software protocol, called “proof of work”, in order to validate proposed transactions and bundle them into a data packet known as a “block”. The first miner who successfully solves the cryptographic puzzle imposed by the  Bitcoin network’s software protocol is permitted to add a block of transactions to the  Bitcoin Blockchain and is rewarded by a grant of newly issued  Bitcoin, known as the “block reward”.  Bitcoin is created and allocated by the  Bitcoin network protocol and distributed through a “mining” process subject to a strict, well-known issuance schedule. Block rewards for mining are the method by which new  Bitcoin is issued. The supply of  Bitcoin is limited to 21 million by the  Bitcoin network’s software protocol.

Confirmed and validated  Bitcoin transactions are recorded in blocks added to the  Bitcoin Blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of  Bitcoin to the miner who added the new block. Each unique block can only be solved and added to the  Bitcoin Blockchain by one miner; as a result, individual miners and mining pools on the  Bitcoin network engage in a competitive process of constantly increasing their computing power to improve their individual likelihood of solving new blocks. As more miners join the  Bitcoin network and its processing power increases, or if miners leave the  Bitcoin network and its processing power declines, the  Bitcoin network adjusts the complexity of a block-solving equation to maintain a predetermined pace of adding a new block to the  Bitcoin Blockchain approximately every ten minutes.

Bitcoin Market and  Bitcoin Exchanges

 Bitcoin can be transferred in direct peer-to-peer transactions through the direct sending of  Bitcoin over the  Bitcoin Blockchain from one  Bitcoin address to another. Among end-users,   Bitcoin can be used to pay other members of the  Bitcoin network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the  Bitcoin Blockchain or through third-party service providers.

In addition to using   Bitcoin to engage in transactions, investors may purchase and sell   Bitcoin to speculate as to the value of   Bitcoin in the   Bitcoin market, or as a long-term investment to diversify their portfolio. The value of   Bitcoin within the market is determined, in part, by the supply of and demand for   Bitcoin in the global   Bitcoin market, market expectations for the adoption of   Bitcoin as a store of value, the number of merchants that accept   Bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

A   Bitcoin exchange provides investors with a website that permits investors to open accounts with the exchange and then purchase and sell   Bitcoin. Prices for trades on   Bitcoin exchanges are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the exchange, or a previously acquired digital asset, before they can purchase or sell assets on the exchange. The process of establishing an account with a   Bitcoin exchange and trading   Bitcoin is different from, and should not be confused with, the process of users sending   Bitcoin from one   Bitcoin address to another   Bitcoin address on the   Bitcoin Blockchain. This latter process is an activity that occurs on the  Bitcoin network, while the former is an activity that occurs entirely on the private website operated by the exchange. The exchange typically records the investor’s ownership of  Bitcoin in its internal books and records, rather than on the  Bitcoin Blockchain. The exchange ordinarily does not transfer  Bitcoin to the investor on the  Bitcoin Blockchain unless the investor makes a request to the exchange to withdraw the  Bitcoin in their exchange account to an off-exchange  Bitcoin wallet.

Outside of exchanges,  Bitcoin can be traded OTC in transactions that are not publicly reported. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for  Bitcoin, investment managers, proprietary trading firms, high-net-worth individuals that trade  Bitcoin on a proprietary basis, entities with sizeable  Bitcoin holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of  Bitcoin. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via phone or email—and then one of the two parties will then initiate the transaction. For example, a seller of  Bitcoin could initiate the transaction by sending the  Bitcoin to the buyer’s  Bitcoin address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on  Bitcoin spot exchanges.

Although  Bitcoin was the first digital asset, in the ensuing years, the number of digital assets, market participants and companies in the space has increased dramatically. In addition to  Bitcoin, other well-known digital assets include Ethereum, XRP,  Bitcoin Cash, and Litecoin. The category and protocols are still being defined and evolving.

Regulation of  Bitcoin

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

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

Background Concerning our  Bitcoin Operations

Our Company is a  Bitcoin miner; we do not intend to mine other cryptocurrencies.  Bitcoin, and other cryptocurrencies, are specialized applications of blockchain technology. Blockchains are encrypted distributed ledgers maintained on the internet. Mining is the process of validating the authenticity of encrypted blocks of transactions and updating the crypto currency’s blockchain ledger.  Bitcoin miners expend huge amounts of computer processing power - hash rate - to solve complicated mathematical problems required to validate the encrypted data block. The blockchain protocol rewards the first miner to solve the encryption and adds a new block of validated transactions to its blockchain ledger with newly issued crypto coins. Miners compete for those rewards and a share of transaction fees. This creates a competitive environment where miners are constantly seeking to increase their hashing capacity by expansion or deployment of new higher-capacity mining equipment. This work is primarily performed using specialized ASIC (“Application Specific Integrated Circuits”) computer equipment or other high-capacity Graphics Processing Unit (“GPU”) cards. In the process, mining consumes a lot of electricity and creates large amounts of heat and cooling fan noise.

Within our cryptocurrency-related operations, our sole product is  Bitcoins that are awarded as a result of our mining operations.  Bitcoin mining, like other cryptocurrency mining, is the process by which transactions are verified and added to the public ledger, known as the blockchain, and is also the means through which new  Bitcoin (or various other forms of cryptocurrency) are released.

Crypto Mining Process

Investopedia explains how  Bitcoin mining works. “In order to earn  Bitcoin, you need to meet two conditions. One is a matter of effort; one is a matter of luck. (1) You have to verify approx. 1MB worth of transactions. That is the easy part. (2) You have to be the first miner to arrive at the right answer to a numeric problem. This process is also known as a “proof of work.”

What is meant by “the right answer to a numeric problem?” The good news is that there is no advanced math or computation involved. You may have heard that miners are solving difficult mathematical problems-that’s not true at all. What they’re actually doing is trying to be the first miner to come up with a 64-digit hexadecimal number (a “hash”) that is less than or equal to the target hash. It’s basically guessed work. The bad news is that, because it’s guesswork, you need a lot of computing power in order to get there first. To mine successfully, you need to have a high “hash rate”, which is measured in terms of mega hashes per second (MH/s), giga hashes per second (GH/s), and tera hashes per second (TH/s).

Bitcoin Strategy

Our only cryptocurrency-related operations will be the mining of  Bitcoins. Once  Bitcoins are mined by us, we intend to hold substantially all such  Bitcoins. Our management believes that this mine-and-hold strategy will serve to increase shareholder value, inasmuch as our management believes that  Bitcoin value will increase over time. There is no assurance that management’s strategy will prove to be successful, in this regard.

While it is our overall strategy to hold mined  Bitcoins, it is possible that we would utilize our  Bitcoins to procure needed equipment, facilities and/or services from persons and entities that accept  Bitcoins as payment in lieu of fiat currency. Additionally, it is possible that we would, where circumstances require, convert a portion of our  Bitcoins into fiat currency for the purpose of paying for needed equipment, facilities and/or services. However, no prediction in this regard can be made.

 Bitcoin Storage and Security

Because we will hold our  Bitcoins once mined for varying periods of time, it is important that we select a secure environment in which to do so. Currently, we hold our  Bitcoins in a “wallet” established at BitGo, a secure online platform for buying, selling, transferring and sorting digital currency. Our management believes that BitGo provides adequate security for our  Bitcoin holdings.

In the future, nevertheless, we may determine to place our  Bitcoins in one or more other environments that may have proven to be more secure and/or more flexible than BitGo. In particular, we may elect to place our  Bitcoins in “cold storage.” Cold storage methods include: (1) “paper wallet” (a way to safeguard against hackers or computer malfunction that involves printing the secret  Bitcoin keys on paper and securely handling such paper); (2) “hardware wallet (a storage device, like a USB drive, is used to keep the secret  Bitcoin keys); (3) “sound wallet” (this technology involves keeping the secret  Bitcoin keys in encrypted sound files in products such as compact discs and vinyl disks); and (4) “deep cold storage” (the security of a bank vault for securing the secret  Bitcoin keys of  Bitcoin wallets). As our operations proceed, our management will continually monitor the security of our  Bitcoins and, when appropriate, obtain additional and/or other environments in which to hold our  Bitcoins.

Keys to Success

We believe that the following factors will assist us in succeeding: (1) Accessing low cost electricity (reduced operating expenses); (2) Deployment of the most energy efficient mining equipment (increased operating margins), (3) Containerized mining pods that allows deployment into existing utility infrastructure (reduce specialized investments in high cost utility infrastructure), (4) Immersion cooling technology to control noise and facilitate waste heat recovery (reduce site acquisition and leasing costs), (5) Modular systems provide ability to scale in smaller increments (reduced initial capital cost per unit of expansion), and (6) Expansion capital raised through the sale of Offered Shares (reduce or eliminate debt overhead).

Inexpensive Power, Cooling and Noise

Operating a mining data center consumes huge quantities of electricity that is converted into waste heat. Electricity is the single largest expense and, therefore, the location of mining facilities is very much dependent upon access to affordable electricity. We will seek to secure facilities with access to inexpensive electrical power, initially, in the United States. We will also engage in a continuous quest for low cost and alternative electrical sources such as base loads, incentivized rates, new technologies, solar, natural gas co-generation, heat recovery cost offset agreements, and renewable hydroelectricity.

Interior

 The interior of a mining operation is a secure space with limited access by authorized persons, indeed simply a room (or rooms) full of shelves containing “miners” (the equipment used to perform the needed calculations and “mint” the  Bitcoin or other cryptocurrency), their power supplies and wiring. With air cooling, one wall consists of filters to allow airflow into the room and the other wall or roof has large exhaust fans to rapidly expel the hot air produced by the mining equipment. With immersion cooling, miners are housed in tanks of dielectric fluids that are circulated to exterior cooling manifolds.

Hours of Operation

 Mining is a constant operation that operates automatically by computer programs. Control staff can be onsite or remote. Service and maintenance technicians can perform their work during normal business hours. There are no retail sales to the public and no storefront is required. Site security is done by electronic monitoring and on-site employees.

Challenges of Our  Bitcoin Business

Cooling

Cooling is an issue because crypto miners generate a lot of heat; in fact, higher temperatures degrade performance and can destroy mining equipment so, generally, sites in cooler climates are desirable. At a minimum, with ASIC (Application Specific Integrated Circuit) miners, powerful fans provided adequate airflow for cooling. We will employ various cooling strategies, such as site locations in cooler (even cold) locales, water cooling and dielectric immersion cooling technologies, for cost effectiveness.

Noise

Miners make a lot of noise, operating in the 78 to 100 decibel range. With air cooling, large exhaust fans also create additional noise. Sufficient space relative to neighbors is required to avoid noise pollution as miners operate at all times. Immersion cooling techniques allow removal of the noisy miner fans and size reduction of free cooler fans resulting in quieter operations.

Suppliers

Bitcoin and many other cryptocurrencies are mined using special ASIC-based mining computers. Bitmain is the manufacturer of the popular Antminer series with approximately 75% market share. ASIC-based miners have far greater speeds than GPU-based miners and some altcoins write specific algorithms to preclude use of ASIC miners. Every time an ASIC miner is developed, it quickly overpowers and makes obsolete any GPU based mining equipment. Within the ASIC supplier community, manufacturers are competing fiercely to develop faster and more efficient miners. Bitmain’s competitors include BitFury, Canaan Creative, Ebang, Innosilicon, MicroBt and other manufacturers. These manufacturers are constantly introducing faster and more energy-efficient mining equipment incorporating advanced ASIC 12nm, 10nm, 7nm and 5nm chips. There is intense competition in that each new miner introduced has the potential of causing economic obsolescence of existing mining equipment which will adversely affect our operations. We will evaluate various miners for cost effectiveness.

Services

Inherently, crypto mining is an automated online operation consisting of providing computing power and not a service industry. It is the application of software to perform online computations to validate transactions and maintain the blockchain ledgers. We do not intend to offer cloud mining services to the public. Our co-location provider will perform maintenance and repairs on our equipment, miners and facilities.

Financial Management

Revenue comes from the crypto coins earned by mining cryptocurrencies with specialized computers called miners. Revenue is a function of the computing power required to earn coins and market conditions to value those coins. Management must make speculative assumptions about the future value of coins when making decisions to invest in miners for that coin. Because Bitcoin maintains approximately 40% of the cryptocoin market valuation, has first mover and brand recognition status, has an active market, and is the “gold standard” against which other cryptocurrencies are measured and traded, we intend currently to focus exclusively on mining Bitcoin. Volatility of cryptocurrency market pricing (valuation) can negatively impact revenue, value of mining equipment, and the value of coins in inventory. We believe that quality blockchain and cryptocurrency projects will increase in value as they roll out applications and develop market adoption. We will focus on Bitcoin and those cryptocurrencies that we believe have the greatest potential for mass adoption, use and profit.

Mining is a capital-intensive business with a large capex requirement due to miner obsolescence. This may result in financial losses even at a time in the future when our company could have substantial revenue. To maximize mining revenue, we will evaluate replacement miner capacity, energy efficiency and facility capacity to determine which miners to use as replacement upgrades and timing of replacements.

Growth/Acquisition Summary

We will use a portion of the proceeds from this offering to sequentially build infrastructure to distribute this electrical power on site, modifying the current building structure for mining use, and purchase and install miners, cooling systems and related infrastructure in a continuous growth process. Our growth strategy is to pursue acquisition and development of sites suitable for profitable crypto mining. Our strategy is to develop standardized mining modules that can be deployed in containers or buildings. This standardization will minimize initial investment per module and allow rapid scaling to any size facility.

Marketing

Mining is a function of operating a computer program. Because payment is made to those who validate, or” authorize,” transactions first, those with the greatest processing power are typically going to be the most successful. Therefore, miners have joined together into “pools” where they aggregate their “hashing” power (as described above) and split the rewards proportionately. This is the case with our miners being in a co-location environment. We do not intend to have any marketing costs associated with mining.

Competition is based on total computing power, known as hashing or hash rate. Groups of miners form pools that compete against each other. Miners share the revenue generated by their pool. Miners are cooperating in the pool and pools are competing against each other. This competition of hashing capacity and speed requires miners to continuously update mining equipment. Mining equipment obsolescence is a major operating expense. We cannot assure that it will be able to recover equipment costs fast enough to replace their earning capacity with newer mining equipment which would result in an operating loss.

Rising  Bitcoin difficulty level results in lower earnings per miner capacity, forcing higher cost producers out of the market. We believe that these market forces will transform mining into a “utility” type business requiring massive investments with relatively low, but potentially stable revenue. Until the mining industry reaches this equilibrium, market forces will require continual reinvestment in the latest high powered and efficient miners. Electricity costs will also be a limiting factor for profitability with many miners simply unable to generate a profit with their local energy expense. We cannot guarantee that it will be able to secure low-cost electricity sites, fund the acquisition of the most efficient new miners, and operate efficiently enough to be profitable.

Pricing

Pricing manifests itself in the market value of the cryptocurrency that is mined. This can vary wildly, especially for newer crypto coins. We will focus exclusively on  Bitcoin mining as it is the undisputed market leader in valuation, though with wide fluctuations in short term market pricing. We intend to maintain working capital and investments in mined coins to avoid forced selling during downtrends. We may not be able to fund operations through a downturn which would force the sale of mined coin inventories at low prices resulting in losses.

Advertising and Promotion

As a  Bitcoin miner performing computer processing to the distributed ledger, there are no customers to advertise to or need for promotions.

Advertising and promotion are required as part of the capital raising process to promote our brand awareness. Consequently, we intend to use a combination of online forums, press releases, crowd funding portals, public advertising in blue-sky approved states, brokers and direct marketing campaigns to promote our company. We cannot be assured that we will be successful in raising the capital necessary to accomplish our growth and business plans.

Strategy and Implementation

Our strategy is to treat crypto mining as a no-frills utility that works behind the scenes to support existing blockchains. This focused approach avoids unnecessary and expensive overhead of supporting and developing new protocols, algorithms, blockchain use applications, and their related ICOs.

Our strategy allows us to focus on optimizing standardized modular mining systems to deploy to sites with low-cost electricity. We can scale up to the site capacity by deploying multiple systems either in containers or installed directly in buildings. Standardization of equipment and processes will allow us to attain economies of scale to minimize our overall costs. Our operations consist of the implementation of the following elements:

•

Acquisition of sites with access to low-cost electricity. These sites must be evaluated for the final delivered price per Kwh after factoring in land, transforming, electrical utility infrastructure, building or container, and other land development costs.

•

Standardized, modular mining systems capable of receiving and operating miners. These contain the electrical distribution panels, wiring, racks, fans, tanks, cooling, internet and security systems to house, operate and secure the miners. These modules may be installed in containers or buildings on site.

•

Acquisition and deployment of high performance, energy efficient mining equipment. Due to the wide range of mining equipment available, we will perform cost/benefit evaluations to determine which miners to acquire and deploy. Among the considerations used are:

•	our available capacity,
•	funding,
•	time frame,
•	availability,
•	new or used equipment,
•	hashing capacities,
•	energy consumption, and
•	anticipated economic life.

Seasonality

We do not expect any seasonality in our  Bitcoin mining business.

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

None.

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

PART II

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended:	High	Low
May 31, 2023	$0.0004	$0.0001
February 28, 2023	0.0015	0.0002
November 30, 2022	0.0019	0.0008
August 31, 2022	0.0028	0.0010
May 31, 2022	0.0033	0.0012
February 28, 2022	0.0058	0.0017
November 30, 2021	0.0105	0.0015
August 31, 2021	$0.0087	$0.0010

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

As of May 31, 2023, the shareholders’ list showed 22 registered shareholders with 3,208,024,616 common shares outstanding.

Dividend Policy

On March 7, 2023, the Company’s Board of Directors approved a quarterly dividend payment to shareholders equal to $0.000025 per share from the Company’s  Bitcoin mining. The record date was March 31, 2023, with an expected date of April 15, 2023. On April 12, 2023, the Company paid dividend of $6,733 to shareholders. Our future dividend policy will be determined from time to time by our Board of Directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2023, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2023 and 2022.

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

	Year Ended
	May 31,
	2023	2022	Change	%

Revenue	$25,168	$70,395	$(45,227)	(64%)
Cost of revenue	55,179	197,189	(142,010)	(72%)
Gross profit (loss)	(30,011)	(126,794)	96,783	76%
Operating expenses	112,283	71,480	40,803	57%

Gain on change in fair market value of derivative liability	9,766	373,925	(364,159)	(97%)
Gain on settlement of debts	-	76,027	(76,027)	(100%)
Interest expense	(109,215)	(116,131)	(6,916)	(6%)
Loss on sale of digital currency	(2,717)	(9,793)	(7,076)	(72%)
Impairment loss on digital currency	(6,191)	(5,478)	713	13%
Net income (loss)	$(250,651)	$120,276	$(370,927)	(308%)

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such an event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2023 and 2022, which are included herein.

Our operating results for the years ended May 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

Revenue

Our Company generated $25,168 and $70,395 revenue from digital currency mining for the years ended May 31, 2023 and 2022, respectively. The Company commenced the mining of  Bitcoin in September 2021. Our Company generated $25,168 in  Bitcoin Mining revenue with a gross loss of $30,011 for the year ended May 31, 2023 compared to $70,395 in  Bitcoin Mining revenue with a gross loss of $126,794 for the year ended May 31, 2022..

Cost of Revenue

The cost of digital currency mining revenue was $55,179 and $197,189 for the years ended May 31, 2023 and 2022, respectively. The cost of digital currency mining revenue consists of electricity, amortization, and other co-location hosting fees, which are remitted in  Bitcoin and cash payments for equipment leases and hosting. The cost of revenues for May 31, 2023 was comprised of $11,242 for electricity, $18,805 for hosting and maintenance, $9,900 for equipment leases, $14,143 in equipment amortization and $1,089 for mining fees. This compared to cost of revenues for May 31, 2022, which comprised of $26,651 for electricity, $169,965 for equipment leases, $397 in equipment amortization and $176 for mining fees.

Operating Expenses

During the year ended May 31, 2023, we incurred general and administrative expenses of $112,283 compared to $71,480 incurred during the year ended May 31, 2022. The increase in operating expenses was predominantly from professional, and other fees related to our reporting requirements of $6,599, and general administrative expenses of $34,204.

Other Income (Expense)

During the year ended May 31, 2023, we had a gain on change in fair market value of derivatives of $9,766, interest expense of $109,215, loss on sale of digital currency of $2,717, and impairment loss on digital currency of $6,191.

During the year ended May 31, 2022, we had a gain on change in fair market value of derivatives of $373,925, interest expense of $116,131, loss on sale of digital currency of $9,793, gain on settlement of debts of $76,027, and impairment loss on digital currency of $5,478.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2023	2022	Change

Current Assets	$930	$23,688	$(22,758)
Current Liabilities	$1,094,976	$970,348	$124,628
Working Capital Deficiency	$1,094,046	$946,660	$147,386

Cash Flows

	Year Ended
	May 31,
	2023	2022	Change

Cash Flows Used in Operating Activities	$(42,534)	$(216,990)	$174,456
Cash Flows Used in Investing Activities	-	(12,337)	$12,337
Cash Flows Provided by Financing Activities	29,676	242,500	$(212,824)
Net change in Cash During Period	$(12,858)	$13,173	$(26,031)

As of May 31, 2023, our Company had $930 in cash. In the management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our Company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of May 31, 2023, our total current liabilities were $1,094,976 which consisted of $397,935 in notes payable – related parties, $102,054 in accrued interest-related party, $153,849 in derivative liability, $943 in loan payable , $32,000 management fees payable -related party, $153,502 in accounts payable and accrued interest and $254,693 in convertible notes, net, as compared to May 31, 2022, our total current liabilities were $970,348 which consisted of $388,687 in notes payable – related parties, $89,164 in accrued interest-related party, $163,615 in derivative liability, $64,198 in accounts payable and accrued interest and $264,684 in convertible notes, net.

Operating Activities

Net cash used in operating activities was $42,534 for the year ended May 31, 2023, compared with net cash used in operating activities of $216,990 for the year ended May 31, 2022.

For the year ended May 31, 2023, net cash flows used in operating activities was $42,534, consisting of a net loss of $250,651, increased by a gain in change fair value of derivative liability of $9,766 and reduced by amortization of discount on convertible and promissory notes of $47,489, impairment loss on digital currency of $6,191, depreciation of digital currency equipment of $14,143, realized loss on sale of digital currency of $2,717, and net change in operating assets and liabilities of $147,343.

For the year ended May 31, 2022, net cash flows used in operating activities was $216,990, consisting of a net income of $120,276, reduced by a gain in change fair value of derivative liability of $373,925, gain on settlement of debts of $76,027, and increased by amortization of discount on convertible notes  of $79,366, impairment loss on digital currency of $5,478, realized loss on sale of digital currency of $9,793, and net change in operating assets and liabilities of $18,049 .

Investing Activities

We did not have any cash flows from investing activities during the year ended May 31, 2023. The Company purchased digital mining equipment of $12,337 during the year ended May 31, 2022.

Financing Activities

Net cash provided by financing activities was $29,676 for the year ended May 31, 2023, compared with net cash provided by financing activities of $242,500, for the year ended May 31, 2022.

During the year ended May 31, 2023, net cash provided by financing activities of $29,676, consisting of $33,813 from promissory notes, $17,338 from related party loans, $1,885 from loans payable and reduced by repayment of related party loan of $15,685, loan payable of $942 and dividend of $6,733.

During the year ended May 31, 2022, net cash provided by financing activities of $242,500 consisted of $240,500 from issuance convertible notes and $2,000 from related party loan.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our Company has negative working capital, recurring losses, and does not have an established source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about our Company’s ability to continue as a going concern.

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

The material estimates for our Company are those of derivative liabilities and income tax valuation allowance recorded for deferred tax assets. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2023 and 2022 was estimated using our common stock for convertible notes and warrants. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Food Product Business

The food industry is highly competitive and includes many regional, national and international companies, some of which have achieved substantial market share. We compete primarily on the basis of product features, brand recognition, quality and price. The failure to remain competitive could adversely affect the results of operations and financial condition. Some of our competitors offer types of products that we do not sell, and some of our competitors are larger and have substantially greater financial and other resources than us.

Bitcoin Mining Business

The slowing or stopping of the development or acceptance of the  Bitcoin Network may adversely affect an investment in our company. Digital assets, such as  Bitcoins, that may be used to buy and sell goods and services, among other uses, are a new and rapidly evolving industry of which the  Bitcoin Network is a prominent, but not unique, part. The growth of the digital assets industry, in general, and the  Bitcoin Network, in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the digital assets industry, as well as the  Bitcoin Network, include:

·	continued worldwide growth in the adoption and use of Bitcoins and other digital assets;
·

government and quasi-government regulation of  Bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the  Bitcoin Network or similar digital assets systems;

·	the maintenance and development of the open-source software protocol of the Bitcoin Network;
·	changes in consumer demographics and public tastes and preferences;
·	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
·	general economic conditions and the regulatory environment relating to digital assets.

Item 8. Financial Statements and Supplementary Data

NATE’S FOOD CO.

AUDITED FINANCIAL STATEMENTS

May 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nate’s Food Co.

Huntington Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nate’s Food Co. (the Company) as of May 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 13, 2023

Nate’s Food Co.

Balance Sheets

	May 31,	May 31,
	2023	2022
ASSETS
Current Assets
Cash	$930	$13,788
Prepaid expenses	-	9,900
Total Current Assets	930	23,688

Digital currency	16,903	21,465
Equipment, net	123,194	12,337
TOTAL ASSETS	$141,027	$57,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$46,239	$5,763
Accrued interest	107,263	58,435
Accrued interest - related party	102,054	89,164
Accrued management fees - related party	32,000	-
Loans payable	943	-
Notes payable - related party	397,935	388,687
Convertible notes, net of discount	254,693	264,684
Derivative liability	153,849	163,615
Total Current liabilities	1,094,976	970,348

Promissory notes, net of discount	159,168	-

Total liabilities	1,254,144	970,348

Commitments	-	-

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,915,153 and 1,940,153 issued and outstanding, respectively	191	194
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 issued and outstanding	600	600
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized, 14,989,500 issued and outstanding	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, 3,208,024,616 and 553,024,616 issued and outstanding, respectively	3,208,024	553,024
Additional paid-in capital	581,964	3,179,836
Accumulated deficit	(5,155,410)	(4,898,026)
Total stockholders’ deficit	$(1,113,117)	$(912,858)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$141,027	$57,490

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Operations

	Year Ended
	May 31,
	2023	2022
Revenue
Digital currency mining	$25,168	$70,395
Cost of revenue	55,179	197,189
Gross loss	(30,011)	(126,794)

Operating Expenses
General and administrative	112,283	71,480
Total operating expenses	112,283	71,480

Operating Loss	(142,294)	(198,274)

Other Income (Expense)
Gain on change in fair value of derivative liability	9,766	373,925
Loss on sale of digital currency	(2,717)	(9,793)
Interest expense	(109,215)	(116,131)
Gain on settlement of debt	-	76,027
Impairment loss on digital currency	(6,191)	(5,478)
Total other income (expenses)	(108,357)	318,550

Net Income (Loss)	$(250,651)	$120,276

Dividends	6,733	-

Net Income (Loss) attributable to common shareholders	$(257,384)	$120,276

Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	1,386,493,109	544,193,109
Diluted	3,200,880,745	653,269,780

The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Changes in Stockholders’ Deficit

Years Ended May 31, 2023 and 2022

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances May 31, 2021	1,940,153	$194	150,000	$15	250,000	$250,000	6,350,000	$635	14,989,500	$1,499	537,774,616	$537,774	$2,884,051	$(5,018,302)	$(1,344,134)

Conversion of Series D Preferred Stock	-	-	-	-	-	-	(350,000)	(35)	-	-	5,250,000	5,250	(5,215)	-	-
Issuance common stock in connection with convertible note	-	-	-	-	-	-	-	-	-	-	10,000,000	10,000	82,000	-	92,000
Forgiveness of related party accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	219,000	-	219,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	120,276	120,276
Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

Dividend paid	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,733)	(6,733)
Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	1,655,000,000	1,655,000	(1,597,875)	-	57,125
Conversion of Series A Preferred Stock	(25,000)	(3)	-	-	-	-	-	-	-	-	1,000,000,000	1,000,000	(999,997)		-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(250,651)	(250,651)
Balances May 31, 2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	3,208,024,616	$3,208,024	$581,964	$(5,155,410)	$(1,113,117)

 The accompanying notes are an integral part of these financial statements.

Nate’s Food Co.

Statements of Cash Flows

	Year Ended
	May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(250,651)	$120,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liability	(9,766)	(373,925)
Amortization of discount on convertible note	47,134	79,366
Amortization of discount on promissory note	355	-
Depreciation of digital currency equipment	14,143	-
Impairment loss on digital currency	6,191	5,478
Gain on settlement of debts	-	(76,027)
Loss on sale of digital currency	2,717	9,793
Changes in operating assets and liabilities:
Prepaid expenses	9,900	(9,900)
Digital currency	(4,346)	(36,736)
Accounts payable and accrued liabilities	40,476	27,913
Operating expenses paid by related party	7,595	-
Accrued management fees - related party	32,000	-
Accrued interest - related party	12,890	12,883
Accrued interest	48,828	23,889
Net cash used in operating activities	(42,534)	(216,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital currency equipment	-	(12,337)
Net cash used in investing activities	-	(12,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	240,500
Proceeds from promissory notes payable	33,813	-
Proceeds from notes payable - related party	17,338	2,000
Repayment of notes payable - related party	(15,685)	-
Proceeds from loans payable	1,885	-
Repayment of loans payable	(942)	-
Dividend paid	(6,733)	-
Net cash provided by financing activities	29,676	242,500

Net cash increase (decrease) for the period	(12,858)	13,173
Cash at beginning of period	13,788	615
Cash at end of period	$930	$13,788

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Reclassification of accounts payable to notes payable - related party	$-	$25,612
Issuance of common stock for conversion of convertible note	$57,125	$-
Issuance of common stock as debt discount on convertible note payable	$-	$92,000
Conversion of Series A preferred stock to common stock	$1,000,000	$-
Conversion of Series D preferred stock to common stock	$-	$5,250
Purchase of digital currency equipment with promissory note	$125,000	$-
Forgiveness of related party accounts payable	$-	$219,000

The accompanying notes are an integral part of these financial statements.

NATE’S FOOD CO.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2023 AND 2022

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

The Company is engaged in “ Bitcoin Mining” – i.e., the process by which  Bitcoins are created resulting in new blocks being added to the blockchain and new  Bitcoins being issued to the miners. The Company has purchased ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that are used for  Bitcoin Mining. We have placed this  Bitcoin Mining equipment with 3rd party datacenters or farms (often referred as a “Co-Location”) that will power and operate our  Bitcoin Mining equipment for a fee. We generate revenues through receiving  Bitcoin from our  Bitcoin Mining equipment.

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Nate’s Food Co.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate’s Food Co.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term marketable securities purchased with an original maturity of three months or less to be cash equivalents.

Digital Currencies

We currently account for all digital currencies held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital currencies and we may use third-party custodial services to secure it. The digital currencies are initially recorded at cost and are subsequently remeasured on the balance sheet at cost, net of any impairment losses incurred since acquisition.

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

During the years ended May 31, 2023 and 2022, the market value of digital currencies was lower than the Company’s cost basis by $6,191 and $5,478, respectively, which amount is recorded as impairment loss on digital currency.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at May 31, 2023 and 2022, measured at fair value on a recurring basis:

May 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$16,903	$-	$-	$16,903
Liabilities
Derivative liabilities	$-	$-	$153,849	$153,849

May 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$21,465	$-	$-	$21,465
Liabilities
Derivative liabilities	$-	$-	$163,615	$163,615

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

For the years ended May 31, 2023 and 2022, the following warrants, convertible notes and convertible preferred stock were potentially dilutive.

	Year ended
	May 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	1,814,387,636	109,076,671
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	90,000,000
Series E convertible preferred stock	149,895,000	149,895,000
	2,220,782,636	515,471,671

For the year ended May 31, 2023, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

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

Equipment

 Bitcoin mining equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the useful life of four years and is included in the cost of revenue.

Lease

The Company leases  Bitcoin equipment (Note 3), for the mining of  Bitcoin.

In accordance with ASC 842, Leases, we determine if an arrangement is a lease at inception.

The equipment lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with the Company’s accounting policy election, the Company does not recognize the right-of-use assets and the lease liability arising from this lease.

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

Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for  Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives  Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of  Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, equipment lease and monitoring services are recorded as cost of revenues.  During the years ended May 31, 2023 and 2022, the Company generated  Bitcoin mining revenue of $25,168 and $70,395, respectively, with cost of revenue of $55,179 and $197,189, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, Accounting for Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Note 2 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Prepaid Expenses

On September 30, 2021 and October 22, 2021, the Company entered into two agreements to lease  Bitcoin equipment for a term of 270 days and 200 days, respectively, for total of $192,600. During the years ended May 31, 2023 and 2022, the Company recognized $9,900 and $169,968 in lease expenses, respectively.

As of May 31, 2023 and 2022, prepaid expenses were $0 and $9,900, respectively.

Note 4 – Related Party Transactions

Notes Payable – Related Party

As at May 31, 2023 and 2022, the total amount owed to an officer was $397,935 and $388,687, respectively. Of the total loan amount, $57,000 is at 10% interest and was to be repaid by June 28, 2017, and is in default.  As at May 31, 2023 and 2022, accrued interest of $39,479 and $33,779, respectively, has been recorded with respect to this loan. There is no additional interest charged on the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and was due on December 31, 2015, and is in default.  As at May 31, 2023 and 2022, accrued interest of $62,575 and $55,385, respectively, has been recorded with respect to this loan. There is no additional interest charged on the note as a result of the default. Additionally, $269,033 of the loan includes $175,571 and $181,711 that was reclassified from accounts payable as at May 31, 2023 and 2022, respectively. This amount is free interest, due on demand and unsecured. During the years ended May 31, 2023 and 2022, the Company received advances of $17,338 and $2,000, repaid advances of $15,685 and $0 and paid operating expenses of $7,595 and $0, respectively.

Management Fees

During the years ended May 31, 2023 and 2022, the Company recognized $36,000 and $0 management fees for the Company’s officer and paid management fees of $4,000 and $0, respectively. As of May 31, 2023 and 2022, the Company owed the Company’s officer for the amount of $32,000 and $0, respectively.

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

Note 5 – Convertible Notes

The Company had the following convertible notes payable outstanding as of May 31, 2023 and 2022:

	May 31, 2023	May 31, 2022
Convertible note payable	$311,818	$36,818
Additions	-	275,000
Conversion	(57,125)	-
	254,693	311,818

Less: debt discount and deferred financing cost	-	(47,134)
	254,693	264,684

Less: current portion of convertible notes payable	(254,693)	(264,684)
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see note 6 for details). During the year ended May 31, 2023 and 2022, the Company recognized interest expense of $6,627 and $6,627, respectively. As of May 31, 2023 and 2022, the Company had accrued interest of $47,799 and $41,172, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matured on October 14, 2022. The note is currently in default and bears 20% interest rate while in default on the outstanding balance of $217,875 after $57,125 of conversions in current year.  The conversion price is $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and is amortizing this cost over the life of the convertible note.

On December 19, 2022, the Company’s Board of Directors approved the modification of the current conversion price from $0.002 to $0.000025 per share.

During the year ended May 31, 2023, the Company converted $17,500 principal into 70,000,000 shares of common stock at price of $0.00025 per share and $39,625 principal into 1,585,000,000 shares of common stock at price of $0.000025 per share.

During the years ended May 31, 2023 and 2022, the Company recognized interest expenses of $40,772 and $17,253, and $47,134 and $79,366 amortization of debt discount, respectively. As of May 31, 2023 and 2022, the Company had accrued interest of $58,025 and $17,253 and unamortized debt discount of $0 and $47,134, respectively.

Note 6 – Derivative Liability

The Company analyzed the variable discounted conversion options on its convertible note dated October 13, 2016, of $36,818 (Note 5) for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the embedded conversion option should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at May 31, 2023 and 2022:

Balance - May 31, 2021	$537,540

Gain on change in fair value of the derivative	(373,925)
Balance - May 31, 2022	$163,615

Gain on change in fair value of the derivative	(9,766)
Balance - May 31, 2023	$153,849

The Company also recorded a gain on change in fair value of the derivative of $9,766 and $373,925 during the years ended May 31, 2023 and 2022, respectively. As of May 31, 2023, the note was in default.  The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date, for the year ended May 31, 2022:

	May 31,	May 31,
	2023	2022
Expected term	-	0.37 - 1.00 years
Expected average volatility	-	131% - 293%
Expected dividend yield	-	-
Risk-free interest rate	-	0.00%

Warrants

On July 8, 2022, the Company issued warrants in connection with a License Agreement (Note 11). The warrants were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The estimated fair values of the warrants were measured on the July 8, 2022 (license agreement execution date) using the following inputs:

Stock price	$0.0014
Exercise price	$0.00025
Expected term	20 years
Expected average volatility	279%
Expected dividend yield	0
Risk-free interest rate	3.31%

On January 2, 2023, the Company entered into a termination agreement with the warrant holder and both parties mutually terminated and cancelled the License Agreement date July 8, 2022, and released each other from any and all claims, causes of action, demands and liabilities and obligations.  As a result, the warrants were cancelled on the termination date.

A summary of activity during the year ended May 31, 2023 is as follows:

Warrants Outstanding
Weighted Average Remaining
	Number of warrants	Weighted Average Exercise Price	Contractual life (in years)
Outstanding, May 31, 2022	-	$-	-
Granted	27,000,000	0.00025	20.00
Exercised	-	-	-
Forfeited/cancelled	(27,000,000)	-	-
Outstanding, May 31, 2023	-	$-	-

Exercisable, May 31 2023	-	$-	-

Note 7 – Promissory Notes

The components of promissory notes payable as of May 31, 2023 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	May31,2023
January 17, 2023	$5,000	January 17, 2025	2%	$5,000
January 23, 2023	5,500	January 23, 2025	2%	5,500
January 23, 2023	125,000	January 23, 2025	2%	125,000
February 14, 2023	10,000	January 23, 2025	2%	10,000
April 7, 2023	18,125	April 7, 2025	10%	18,125

Total notes payable				163,625
Less: debt discount and deferred financing cost				(4,457)
Total notes payable				159,168
Current portion				-
Long-term portion				$159,168

During the year ended May 31, 2023, the Company entered into four promissory notes agreements with lenders for $20,500 cash received and settlement of $125,000 due related to purchase of digital equipment. According to the terms and conditions of the agreement, in the event of default the interest rate shall increase to 5% and lenders have the right a to convert the unpaid principal and interest into common stock at a conversion rate of $0.000025 per share.

On April 7, 2023, the Company entered into a promissory note agreement with an investor for principal amount of $250,000, with net cash of $225,000 to be paid in one or more tranches. According to the terms and conditions of the agreement, in the event of default the interest rate shall increase to 24% and lenders have the right a to convert the unpaid principal and interest into common stock at a conversion rate of $0.000025 per share. During the year ended May 31, 2023, the Company received the amount of $18,125 with $1,812 original issue discount and $3,000 in financing costs for net proceeds to the Company of $13,313. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method.

During the year ended May 31, 2023, the Company recognized interest expense of $1,439 and amortization of debt discount of $355. As of May 21, 2023, the outstanding balances of promissory notes, accrued interest and debt discount were $163,625, $1,439 and $4,457, respectively.

Note 8 – Loans Payable

During the year ended May 31, 2023, the Company obtained an $1,885 loan, due on demand, free interest and unsecured, and repaid $942. As of May 31, 2023, the outstanding balance of the loan was $943.

Note 9 – Equity

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series A Preferred Stock.  The Series A Preferred Stock initially had voting rights equal to 1,000 votes for each 1 share of common stock owned. On December 18, 2022, the Company’s Board of Directors approved an increase to the Series A voting rights equal to 20,000 votes for each 1 share of common stock owned and resolved that each Series A Preferred Stock cannot convert into Common Stock unless it is approved by the Board of Directors.

There were no issuances of the Series A Preferred Stock during the years ended May 31, 2023 and 2022.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

As of May 31, 2023 and 2022, 1,915,153 and 1,940,153 shares of series A Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series B Preferred Stock during the years ended May 31, 2023 and 2022.

As of May 31, 2023 and 2022, 150,000 shares of Series B Preferred Stock were issued and outstanding.

Series C Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Preferred Stock at a par value of $1. The Series C Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series C Preferred Stock. The Preferred Stock can be converted to common stock at a conversion rate of 66 common shares for each preferred stock.

There were no issuances of the Series C Preferred Stock during the years ended May 31, 2023 and 2022.

As of May 31, 2023 and 2022, 250,000 shares of Series C Preferred Stock were issued and outstanding.

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

There were no issuances of the Series D Convertible Preferred Stock during the years ended May 31, 2023 and 2022.

As of May 31, 2023 and 2022, 6,000,000 shares of Series D Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series E Preferred Stock during the years ended May 31, 2023 and 2022.

As of May 31, 2023 and 2022, 14,989,500 shares of Series E Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

During the year ended May 31, 2022, in connection with issuance of $275,000 convertible note (Note 5), the Company issued 10,000,000 shares of common stock valued at $92,000.

During the year ended May 31,2022, the Company issued 5,250,000 shares on conversion of 350,000 shares of Series D Preferred Stock.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

During the year ended May 31, 2023, the Company issued 1,655,000,000 shares on conversion of $57,125 of principal of a convertible note.

As of May 31, 2023 and 2022, 3,208,024,616 and 553,024,616 shares of common stock were issued and outstanding, respectively.

Dividend

On March 7, 2023, the Company’s Board of Directors approved a quarterly dividend payment of $6,733 to its shareholders equal to $0.0000025 from the Company’s  Bitcoin mining.

Note 10 – Digital Currency

During the year ended May 31, 2023, the Company mined  Bitcoin with a total aggregate value of $25,168. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining, along with cost of sales (electricity and other hosting fees) remitted to the co-location host in  Bitcoin, and equipment lease costs. During the years ended May 31, 2023 and 2022, the Company recognized $2,717 and $9,793 losses, respectively, on sales of digital currency. The Company’s digital currency consists of the following at May 31, 2023 and 2022:

	Year Ended	Year Ended
	May 31,	May 31,
Bitcoin Held	2023	2022
Opening balance	$21,465	$-
Additions earned	25,168	70,395
Sales	(13,261)	(10,042)
Remittance as cost of sales	(10,278)	(33,410)
Impairment	(6,191)	(5,478)
Ending balance	$16,903	$21,465

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

In conjunction with the License Agreement, the Company granted warrants to Licensor to acquire 27,000,000 shares of common stock of the Company at a price of $0.00025 per share for total value of $37,800 to be amortized over the life of the agreement on a straight-line basis, recorded as an intangible asset with the offset to additional paid in capital (Note 6). The Licensor had a right to exercise the warrants six months after the August 15, 2022, effective date of the License Agreement.

During the year ended May 31, 2023, the Company amortized $553 of license.

On January 2, 2023, the Company entered into a termination agreement with Licensor and both parties mutually terminated and cancelled the License Agreement date July 8, 2022 and released each other from any and all claims, causes of action, demands and liabilities and obligations effective December 30,2022.

Pursuant to the termination agreement, the Company reversed and cancelled warrants of 27,000,000 shares of common stock, licenses of $37,800, royalty payable of $17,500 and $553 amortization of License.

Note 12 – Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended May 31, 2023 and 2022 as applicable under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the period ended May 31, 2023. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21)%

Changes in the net deferred tax assets consist of the following:

	May 31, 2023	May 31, 2022
Net operating loss carry forward	$(206,737)	$(248,171)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	43,415	52,116
Increase in valuation allowance	(43,415)	(52,116)
Deferred income tax assets	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2023	May 31, 2022
Total deferred tax assets at statutory tax rate	$322,467	$279,052
Valuation allowance	(322,467)	(279,052)
Net deferred tax asset	$-	$-

Note 13 – Gain on Settlement of Debts

During the year ended May 31, 2022, pursuant to California Law, which legal action to recover an open book account must be taken within four years of the date the debt occurred (Code Civ. Proc., §337), the Company recognized gain on settlement of debts to four vendors in amount of $76,027.

Note 14 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

In June 2023, the Company issued common stock pursuant to a notice of conversion related to certain convertible debt dated October 15, 2021, converting $12,500 for 500,000,000 common shares. On August 4, 2023, 500,000,000 shares of common stock owned by one director was cancelled.

In July 2023, the Company’s officers and directors agreed to cancel one billion shares of their own issued and outstanding common stock reducing the number of common shares outstanding. On August 4, 2023, 500,000,000 shares of common stock owned by one director was cancelled.

On July 11, 2023, the Company’s Board of Directors approved a quarterly dividend payment to its shareholders equal to $0.000002 from the Company’s Bitcoin mining. The record date is August 31, 2023, with an expected payment date of September 30, 2023. The dividend payment is subject to the Company’s corporation action being processed by FINRA.

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

As of May 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework - 2013. Our management has concluded that, as of May 31, 2023, our internal controls over financial reporting are not effective. Our management reviewed the results of their assessment with our board of directors.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2023:

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

As of May 31, 2023, our Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. Our Company’s management expects, once it is in the financial position to do so, to hire additional staff in our accounting department to be able to segregate the duties.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended May 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nate Steck	President, Chief Executive Officer and Director	53	May 12, 2014
Marc Kassoff	Vice-President, Chief Financial Officer and Director	76	May 12, 2014
Timothy Denton	Secretary and Director	73	May 12, 2014

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nate Steck	2023	36,000	-	-	-	-	-	-	36,000
President, CEO and Director	2022	-	-	-	-	-	-	-	-
Marc Kassoff	2023	-	-	-	-	-	-	-	-
Vice-President, CFO and Director	2022	-	-	-	-	-	-	-	-
Timothy Denton	2023	-	-	-	-	-	-	-	-
Secretary and Director	2022	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2023, we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2023, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 12, 2023, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Nate Steck 15151 Springdale St, Huntington Beach, CA 92649

506,974,000 Common Stock / Direct

957,552 Series A Preferred / Direct

21,292 Series B Preferred / Direct

47,807 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

15.8% 49.99% 14.2% 19.1% 16.6% 8.0%
Marc Kassoff 15151 Springdale St, Huntington Beach, CA 92649

5,296,000 Common Stock / Direct

957,551 Series A Preferred / Direct

52,970 Series B Preferred / Direct

47,807 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

0.16% 49.99% 35.3% 19.1% 16.6% 8.0%
Timothy Denton 15151 Springdale St, Huntington Beach, CA 92649

5,000,000 Common Stock / Direct

    25 Series A Preferred / Direct

20,419 Series B Preferred / Direct

47,806 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

0.16% - 13.6% 19.1% 16.6% 8.0%

Directors and Executive Officers as a Group	517,270,000 Common Stock 1,915,128 Series A Preferred 94,681 Series B Preferred 143,420 Series C Preferred 3,000,000 Series D Preferred 3,588,000 Series E Preferred	16.12% 99.99% 63.1% 57.4% 50.0% 23.9%

Jeremy Kaplan 15151 Springdale St, Huntington Beach, CA 92649

    5,000,000 Common Srock /Direct

    25 Series A Preferred / Direct

20,469 Series B Preferred / Direct

47,806 Series C Preferred / Direct

1,000,000 Series D Preferred / Direct

1,196,000 Series E Preferred / Direct

0.16% - 13.6% 19.1% 16.6% 8.0%

_________________

*represents an amount less than 1%

30

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 12, 2023. As of September 12, 2023, there were 3,208,024,616 shares of our Company’s common stock issued and outstanding.

(2)

Our Company is authorized to issue 2,000,000 shares of Series A Preferred Stock, par value $0.0001. As of May 31, 2023, there were 1,940,153 shares of our Company’s Series A Preferred Stock issued and outstanding.

(3)

Our Company is authorized to issue 150,000 shares of Series B Preferred Stock, par value $0.0001. As of May 31, 2023, there were 150,000 shares of our Company’s Series B Preferred Stock issued and outstanding.

(4)

Our Company is authorized to issue 250,000 shares of Series C Preferred Stock, par value $1.00. As of May 31, 2023, there were 250,000 shares of our Company’s Series C Preferred Stock issued and outstanding.

(5)

Our Company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.0001. The Series D Preferred Stock is convertible into shares of our common stock. As of May 31, 2023, and there were 6,000,000 shares of our Company’s Series D Preferred Stock issued and outstanding. Of the Series D Preferred Stock outstanding, 3,000,000 are held by our directors or officers and upon conversion, no current holder of the Series D Preferred Stock would be a beneficial owner of 5% or more of our common stock.

(6)

Our Company is authorized to issue 15,000,000 shares of Series E Preferred Stock, par value $0.0001. As of May 31, ,2023, there were 14,989,500 shares of our Company’s Series E Preferred Stock issued and outstanding. Of the Series E Preferred Stock outstanding, 3,588,000 are held by our directors and officers. Upon conversion no current holder of the Series E Preferred stock would be a beneficial owner of 5% or more of our common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Notes Payable – Related Party

As at May 31, 2023 and May 31, 2022, the total amount owed to an officer was $397,935 and $388,687, respectively. Of May 31, 2023, amount $57,000 of the loan is at 10% interest and was to be repaid by June 28, 2017, and currently is in default, and as at May 31, 2023 and May 31, 2022, accrued interest of $39,479 and $33,779, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged on the note as a result of the default. Additionally, $71,902 of the loan is at 10% interest and due on December 31, 2015, and currently in default and as at May 31, 2023 and May 31, 2022, accrued interest of $62,575 and $55,385, respectively, in interest has been recorded with respect to this loan. There is no additional interest charged on the note as a result of the default. Additionally, $269,033 of the loan includes $175,571 and $181,711 that was reclassified from accounts payable as at May 31, 2023 and 2022, respectively. This amount is free interest, due on demand and unsecured. During the years ended May 31, 2023, and 2022, the Company received advances of $17,338 and $2,000, repaid advances of $15,685 and $0 and paid operating expenses of $7,595 and $0, respectively.

Management Fees

During the years ended May 31, 2023, and 2022, the Company recognized $36,000 and $0 management fees for the Company’s officer and paid management fees of $4,000 and $0, respectively. As of May 31, 2023 and 2022, the Company owed the Company’s officer for the amount of $32,000 and $0, respectively.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2023 and for fiscal year ended May 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2023	May 31, 2022
Audit Fees	$20,500	$17,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,500	$17,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 14, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on September 14, 2007)
3.3	Restated Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10 filed on July 29, 2014)
3.4	Restated Articles of Incorporation filed with the Colorado Secretary of State on September 18, 2015 (Incorporated by reference to our Annual Report on Form 10-K filed on October 6, 2016)
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

Item 16. Form 10-K Summary

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NATE’S FOOD CO.
(Registrant)

Dated: September 13, 2023	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 13, 2023	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2023	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 13, 2023	/s/ Marc Kassoff
Marc Kassoff
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 13, 2023	/s/ Timothy Denton
Timothy Denton
Secretary and Director

