Form 10-Q
period 2023-08-31
NATE'S FOOD CO.
filed 2023-10-16
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

(650) 222-5141

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

2,883,024,616 common shares issued and outstanding as of October 13, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Balance Sheets

(Unaudited)

	August 31,	May 31,
	2023	2023
ASSETS
Current Assets
Cash	$3,734	$930
Total Current Assets	3,734	930

Digital currency	72	16,903
Equipment, net	114,515	123,194
TOTAL ASSETS	$118,321	$141,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$45,331	$46,239
Accrued interest	121,129	107,263
Accrued interest - related party	120,632	102,054
Accrued management fees - related party	41,000	32,000
Loans payable	943	943
Notes payable - related party	-	397,935
Convertible notes, net of discount	237,818	254,693
Derivative liability	156,885	153,849
Total Current liabilities	723,738	1,094,976

Promissory notes, net of discount - noncurrent	162,791	159,168
Note payable - related party- noncurrent	403,935	-

Total liabilities	1,290,464	1,254,144

Commitments	-	-

Stockholders’ Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,915,153 issued and outstanding, respectively	191	191
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 issued and outstanding	600	600
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized,14,989,491 and 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, and 3,383,024,616 and 3,208,024,616 issued and outstanding, respectively	3,383,024	3,208,024
Additional paid-in capital	423,839	581,964
Accumulated deficit	(5,231,311)	(5,155,410)
Total stockholders’ deficit	$(1,172,143)	$(1,113,117)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,321	$141,027

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	August 31,
	2023	2022
Revenue
Digital currency mining	$8,431	$5,203
Cost of revenue	24,157	16,391
Gross loss	(15,726)	(11,188)

Operating Expenses
General and administrative	24,373	28,478
Total operating expenses	24,373	28,478

Operating Loss	(40,099)	(39,666)

Other Income (Expense)
(loss) gain on change in fair value of derivative liability	(3,036)	29,920
Gain (loss) on sale of digital currency	133	(5,742)
Interest expense	(33,067)	(43,789)
Gain on settlement of debts	168	-
Impairment loss on digital currency	-	(1,960)
Total other expenses	(35,802)	(21,571)

Net Loss	$(75,901)	$(61,237)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	3,445,796,355	560,948,529
Diluted	5,284,176,900	672,360,865

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended August 31, 2023

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances May 31,2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	3,208,024,616	$3,208,024	$581,964	$(5,155,410)	$(1,113,117)

Cancelled common stock	-	-	-	-	-	-	-	-	-	-	(500,000,000)	(500,000)	500,000	-	-
Cancelled Series E Preferred stock	-	-	-	-	-	-	-	-	(9)	-	-	-	-	-	-
Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	675,000,000	675,000	(658,125)	-	16,875
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(75,901)	(75,901)
Balances August 31,2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,491	$1,499	3,383,024,616	$3,383,024	$423,839	$(5,231,311)	$(1,172,143)

 For the Three Months Ended August 31, 2022

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	27,000,000	27,000	(20,250)	-	6,750
Finance fee for warrants issued in connection with license agreement	-	-	-	-	-	-	-	-	-	-	-	-	37,800	-	37,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(61,237)	(61,237)
Balances August 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	580,024,616	$580,024	$3,197,386	$(4,959,263)	$(929,545)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(75,901)	$(61,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on change in fair value of derivative liability	3,036	(29,920)
Amortization of discount on convertible note	-	31,885
Amortization of license	-	83
Amortization of discount on promissory note	623	-
Amortization of Crypto equipment	8,679	803
Impairment loss on digital currency	-	1,960
Gain on settlement of debts	(168)	-
Realized gain on sale of digital currency	(133)	5,742
Changes in operating assets and liabilities:
Prepaid expenses	-	9,900
Digital currency	17,132	484
Accounts payable	(908)	2,201
Accrued management fees -related party	9,000	6,000
Accrued interest - related party	18,578	3,249
Accrued interest	13,866	8,572
Net cash used in operating activities	(6,196)	(20,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes payable	3,000	-
Proceeds from notes payable - related party	6,000	9,500
Repayment of notes payable -related party	-	(2,500)
Net cash provided by financing activities	9,000	7,000

Net cash increase (decrease) for the period	2,804	(13,278)
Cash at beginning of period	930	13,788
Cash at end of period	$3,734	$510

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Exchanged related party notes payable with new note	$397,935	$-
Issuance of common stock for conversion of convertible note	$16,875	$6,750
Finance fee for warrants issued in connection with license agreement	$-	$37,800
Cancelled common stock	$500,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2023

 (UNAUDITED)

Note 1 –Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on September 13, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2023 as reported in Form 10-K, have been omitted.

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

As of August 31, 2023, the market value of digital currencies was higher than the Company’s cost basis by $38, which the Company recognized the digital currency balance at cost basis. During the three months ended August 31, 2023, the Company recorded a gain on sale of digital currency of $133.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at August 31, 2023 and May 31, 2023, measured at fair value on a recurring basis:

August 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$72	-	-	$72
Liabilities
Derivative liabilities	-	-	$156,885	$156,885

May 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$16,903	-	-	$16,903
Liabilities
Derivative liabilities	-	-	$153,849	$153,849

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

For the three months ended August 31, 2023 and 2022, respectively, the following convertible notes and convertible preferred stock were potentially dilutive.

	Three Months Ended
	August 31,
	2023	2022
	(Shares)	(Shares)
Warrants	-	27,000,000
Convertible notes payable	1,838,380,545	111,412,336
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	90,000,000
Series E convertible preferred stock	149,894,910	149,895,000
	2,244,775,455	544,807,336

Potential dilution from the convertible preferred stock and warrant was not included in the calculation of the dilutive earnings per share calculation for the three months ended August 31,2023 and 2022.

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

Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, depreciation and monitoring services are recorded as cost of revenues.  During the three months ended August 31, 2023, and 2022, the Company generated Bitcoin mining revenue of $8,431and $5,203, respectively, with cost of revenue of $24,157 and $16,391, respectively.

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

Note 3 – Related Party Transactions

Notes Payable – Related Party

On September 28, 2023, the Company entered into a promissory note agreement with a former officer to exchange the outstanding principal of $397,935 and accrued interest of 102,054 notes payable at May 31,2023 with following new terms and condition:

Principal	$397,935
Accrued interest	$102,054
Maturity date	September 28,2025
Interest rate	18%
Default rate	24%
Effective date of note	June 1,2023
Conversion right	At event of default
Conversion price	If no event default has occurred, the conversion price ix Fixed at $0.000025 per share

The new note shall replace any and all previous promissory notes and due between the Company and former officer at May 31, 2023 and any previous notes by signing the new note shall be considered null and void except for any payment made from June 1, 2023 through the date of new note (September 28, 2023).

During the three months ended August 31,2023, the former office paid operating expenses of $6,000 on behalf of the Company and recognized as a part of new note. During the three months ended August 31,2023 and 2022, the Company accrued interest of $18,578 and $3,249, respectively.

As of August 31,2023, and May 31,2023, the Company owned to a former officer a principal of $403,935 and $397,935 and accrued interest of $120,632 and $102,054, respectively.

Management Fees

During the three months ended August 31,2023 and 2022, the Company recognized $9,000 and $9,000 management fees for the Company’s officer, respectively. As of August 31, 2023, and May 31, 2023, the Company owed the Company’s officer for amount of $41,000 and $32,000, respectively.

Consulting Fees

During the three months ended August 31,2023 and 2022, the Company paid $3,000 and $0 consulting fees to a former officer.

Note 4 – Convertible Notes

The Company had the following convertible notes payable as of August 31,2023 and May 31,2023:

	August 31,	May 31,
	2023	2023
Convertible note payable	$254,693	$311,818
Additions	-	-
Conversion	(16,875)	(57,125)
	237,818	254,693
Less: current portion of convertible notes payable	(237,818)	(254,693)
Long-term convertible notes payable	$-	$-

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

During the three months ended August 31,2023, and 2022, the Company recognized interest expenses of $1,670 and $1,670, respectively. As of August 31,2023, and May 31,2023, the Company had accrued interest of $49,469 and $47,799, respectively. As of August 31, 2023, and May 31, 2023, the principal balance was $36,818, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022. The note is currently in default and bears 20% interest rate. The conversion price was initially set at $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. On February 8, 2022, the Company issued 10,000,000 shares of common stock to note holder. On July 5,2022, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party.

During the three months ended August 31, 2023, and 2022, the Company converted the principal of $16,875 and $6,750 into 675,000,000 and 27,000,000 shares at $0.000025 and $0.00025 per share based on contract stock price re-set requirements.

On December 19, 2022, the Company’s Board of Directors approved the modification of the current conversion price of $0.00025 to $0.000025 per share.

During the three months ended August 31, 2023 and 2022, the Company recognized interest expenses of $10,501 and $6,902, an amortization of debt discount of $0 and $31,885, respectively.

As of August 31, 2023, and May 31, 2023, the Company had accrued interest of $68,526 and $58,025 and unamortized debt discount of $0 and $0, respectively. As of August 31,2023, and May 31, 2023, the principal balance was $201,000 and $217,875, respectively.

Note 5 – Derivative Liability

The Company analysed the variable discounted conversion options on its convertible note (Note 4) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at August 31, 2023 and May 31, 2023:

Balance - May 31, 2022	$163,615

Gain on change in fair value of the derivative	(9,766)
Balance - May 31, 2023	$153,849

Loss on change in fair value of the derivative	3,036
Balance - August 31, 2023	$156,885

The Company also recorded a loss of $3,036 and gain of $29,920 on change in fair value of the derivative during the three months ended August 31, 2023 and 2022, respectively.

As of August 31, 2023, and May 31,2023, the note was in default, therefore the Black-Scholes option-pricing model inputs was not used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date.

Note 6 – Promissory Notes

The components of promissory notes payable as of August 31, 2023 and May 31, 2023 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	August 31,2023	May 31,2023
January 17,2023	$5,000	January 17.2025	2%	$5,000	$5,000
January 23,2023	$5,500	January 23,2025	2%	5,500	5,500
January 23,2023	$125,000	January 23,2025	2%	125,000	125,000
February 14,2023	$10,000	January 23,2025	2%	10,000	10,000
April 7,2023	$21,457	April 7,2025	10%	21,457	18,125

Total notes payable				166,957	163,625
Less: debt discount and deferred financing cost				(4,166)	(4,457)
Total notes payable				162,791	159,168
Current portion				-	-
Long-term portion				$162,791	$159,168

During the year ended May 31, 2023, the Company entered into four promissory notes agreements with a investor for $20,500 cash received and settlement of $125,000 due related to purchase of digital equipment. According to the terms and conditions of the agreement, in the event of default the interest rate shall increase to 5% and the lender has the right to convert the unpaid principal and interest into common stock at a conversion rate of $0.000025 per share.

On April 7, 2023, the Company entered into a promissory note agreement with an investor for the principal amount of $250,000, with net cash of $225,000 to be paid in one or more tranches. According to the terms and conditions of the agreement, in the event of default the interest rate shall increase to 24% and the lender has the right to convert the unpaid principal and interest into common stock at a conversion rate of $0.000025 per share.

During the year ended May 31, 2023, the Company received the amount of $18,125 with $1,812 original issue discount and $3,000 in financing costs for net proceeds to the Company of $13,313. During the three months ended August 31,2023, the Company received the amount of $3,332 with $332 original issue discount for net proceeds to the Company of $3,000. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method.

During the three months ended May 31, 2023, the Company recognized interest expense of $1,695 and amortization of debt discount of $623.

As of August 31, 2023, the outstanding balances of promissory notes, accrued interest and debt discount were $166,957, $3,134 and $4,466, respectively. As of May 31,2023, the outstanding balances of promissory notes, accrued interest and debt discount were $163,625, $1,439 and $4,457, respectively.

Note 7 – Loans Payable

On December 1, 2022, the Company obtained $1,885 loan, due on demand, free interest and unsecured. During the year ended May 31, 2023, the Company repaid $942. As of August 31, 2023, and May 31, 2023, the outstanding balance of the loan was $943.

Note 8 – Digital Currency

During the three months ended August 31, 2023 and 2022, the Company mined Bitcoin with a total aggregate value of $8,431 and 5,203, respectively. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity, depreciation and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. During the three months ended August 31,2023 and 2022, the Company recognized gain of $133 and loss of $5,742 on disposal of digital currency and impairment loss of $0 and $1,960, respectively. The Company’s digital currency asset consists of the following as of August 31, 2023 and 2022:

	Three Months Ended
	August 31,
Bitcoin Held	2023	2022
Opening balance	$16,903	$21,465
Additions earned	8,431	5,203
Sales	(5,866)	-
Remittance as cost of operating expenses	(19,396)	(7,641)
Impairment	-	(1,960)
Dispositions	-	(3,788)
Ending balance	$72	$13,279

Note 9 – Equity

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series A Preferred Stock.  The Series A Preferred Stock initially had voting rights equal to 1,000 votes for each 1 share of common stock owned. On December 18, 2022, the Company’s Board of Directors approved an increase to the Series A voting rights equal to 20,000 votes for each 1 share of common stock owned, and resolved that each Series A Preferred Stock cannot convert into Common Stock unless it is approved by the Board of Directors

There were no issuances of the Series A Preferred Stock during the three months ended August 31, 2023 and 2022.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

As of August 31, 2023, and May 31, 2023, 1,915,153 shares of series A Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series B Convertible Preferred Stock during the three months ended August 31,2023 and 2022.

As of August 31,2023, and May 31,2023, 150,000 shares of Series B Convertible Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

The Company is authorized to issue 250,000 shares of Series C Convertible Preferred Stock at a par value of $1.00. The Series C Convertible Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock can be converted to common stock, at a conversion rate of 66 common shares for each preferred stock.

There were no issuances of the Series C Convertible Preferred Stock during the three months ended August 31, 2023 and 2022.

As of August 31, 2023, and May 31, 2023, 250,000 shares of Series C Convertible Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series D Convertible Preferred Stock at a par value of $0.0001. The Series D Convertible Preferred Stock is convertible at a rate of 1 share of Series D Convertible Preferred Stock for 15 shares of common stock.

There were no issuances of the Series D Convertible Preferred Stock during the three months ended August 31,2023 and 2022.

As of August 31, 2023, and May 31, 2022, 6,000,000 shares of Series D Convertible Preferred Stock were issued and outstanding.

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

During the three months ended August 31, 2023, The Company cancelled 9 shares of Series E Convertible Preferred Stock which were issued a part of Series E Convertible Preferred Stock dividend that was payable on October 10, 2015. On October 4,2022, the Company’s board of directors determined that the shares were erroneously issued and should be cancelled.

There were no issuances of the Series E Convertible Preferred Stock during the three months ended August 31, 2023 and 2022.

As of August 31, 2023, and May 31, 2023, 14,989,491 and 14,989,500 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

During the three months ended August 31,2023 and 2022, the Company issued 675,000,000 and 27,000,000 shares on conversion of $16,875 and $6,750 of principal of a convertible note.

In July 2023, the Company’s officers and directors agreed to cancel one billion shares of their own issued and outstanding common stock reducing the number of common shares outstanding. On August 4, 2023, 500,000,000 shares of common stock owned by one director were cancelled.

As of August 31, 2023, and May 31, 2023, 3,383,024,616 and 3,208,024,616 shares of common stock were issued and outstanding, respectively.

Note 10 – Commitments

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

During the year ended May 31, 2023, pursuant to the termination agreement, the Company reversed and cancelled warrants of 27,000,000 shares of common stock, licenses of $37,800, royalty payable of $17,500 and $553 amortization of License.

Note 11 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued.

Based on our evaluation no material events have occurred that require disclosure, except as follows:

(1) On July 11, 2023, the Company’s Board of Directors approved a quarterly dividend payment to its shareholders equal to $0.000002 from the Company’s Bitcoin mining. The record date is August 31, 2023, with an expected payment date of September 30, 2023. The dividend payment is subject to the Company’s corporation action being processed by FINRA. As of the date of filing these financial statements, the Company did not pay approved dividend.

(2) On September 19, 2023, the Company finalized an agreement with JP Energy Group. As an integral part of this transaction, all current members of the board of directors and officers will resign. Effective September 20, 2023, Marc Kassoff resigned from his position as an officer and director of the Company. Nate Steck will continue to serve as an officer and director, playing a pivotal role in facilitating the smooth transition between the Company and JP Energy Group and will resign upon closing on the agreement.

On May 31, 2023, JP Energy Partners entered into a contract for the supply of up to 600,000 metric tons of sugar to be delivered to China comprising of two shipments. Ther first shipment is to be up to 250,000 metric tons and the second shipment consists of up to 350,000 metric tons. The contract has a maximum payment of approximately $268,140,000 including all fees and discounts. It’s important to note that, to date, no shipments have taken place under this contract and JP energy Group is in the process of finalizing the bank financing for the transaction which is contingent to close on the transaction above.

As part of the overarching agreement, JP Energy Partners will be transferring the rights and obligations of this contract to JP Energy Group. A crucial condition for finalizing this agreement is the securing of the necessary financing agreements by JP Energy Group, which are a necessary step to fulfil the terms of the sugar contract mentioned above.

The agreement between Nate’s Food Co. and JP Energy Group will not close until the following conditions have been met:

1.	JP Energy Partners has transferred all rights to the sale of the sugar mentioned above to JP Energy Group, and
2.	JP Energy Group has secured the necessary financing for the sugar contract.

The Company currently has no information as to when, or if, those two conditions will be completed.

As part of the transaction listed above, the Company will issue 18,000,000 shares of Series A Preferred Stock and a change of control will occur upon the issuance of the 18,000,000 shares of Series A Preferred Stock.

On September 19, 2023, as part of the agreement, Marc Kassoff resigned as an officer and director which was effective September 20, 2023.

(3) During October 2023, the remaining balance of 500,000,000 shares of common stock related to another officer and director were cancelled.

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

Our Bitcoin Mining Business

The Company is engaged in “Bitcoin Mining” – i.e., the process by which Bitcoins are created resulting in new blocks being added to the blockchain and new Bitcoins being issued to the miners. The Company has acquired ASIC (application-specific integrated circuit) computers - computers specifically designed for cryptocurrency mining - that are currently mining Bitcoin. The Bitcoin Mining equipment is hosted by 3rd party datacenters or farms (often referred to as a “Co-Location”) that power and operate our Bitcoin Mining equipment for a fee. We generate revenues through receiving Bitcoin from our Bitcoin Mining equipment.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended August 31,2023, and 2022, which are included herein.

Our operating results for the three months ended August 31,2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended August 31,2023, compared to the Three Months Ended August 31, 2022.

	Three Months Ended
	August 31,
	2023	2022	Change

Revenue	$8,431	$5,203	$3,228
Cost of revenue	24,157	16,391	7,766
Gross loss	(15,726)	(11,188)	(4,538)
Operating expenses	(24,373)	(28,478)	4,105
Operating loss	(40,099)	(39,666)	(433)

(Loss) gain on change in fair market value of derivative	(3,036)	29,920	(32,956)
Gain on settlement of debts	168	-	168
Interest and discount amortization expense	(33,067)	(43,789)	10,722
Gain (loss) on disposal of digital currency	133	(5,742)	5,875
Impairment loss on digital currency	-	(1,960)	1,960
Net loss	$(75,901)	$(61,237)	$(14,664)

Revenue

Our Company generated $8,431 and $5,203, revenue from digital currency mining for the three months ended August 31,2023 and 2022, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $24,157 and $16,391 for the three months ended August 31,2023 and 2022, respectively. Cost of revenue consists of depreciation, electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the three months ended August 31, 2023, we incurred general and administrative expenses of $24,373 compared to $28,478 incurred during the three months ended August 31, 2022. The reduction in operating expenses was predominantly from an increase in professional and other fees related to our reporting requirements of $6,183 offset by a decrease in administrative expenses of $10,288.

Other income (expense)

During the three months ended August 31,2023, we had a loss on change in fair market value of derivatives of $3,036, interest and discount amortization expense of $33,067,gain on sale of digital currency of $133 and gain on settlement of debts of $168, compared to a gain on change fair market value of derivatives of $29,920, interest and discount amortization expense of $43,789, loss on sale of digital currency of $5,742 and impairment loss on digital currency $1,960 during the three months ended August 31, 2022.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2023	2023	Change

Cash	$3,734	$930	$2,804
Current Assets	$3,734	$930	$2,804
Current Liabilities	$723,738	$1,094,976	$(371,238)
Stockholders’ Deficit	$(1,172,143)	$(1,113,117)	$(59,026)

Cash Flows

	Three Months Ended
	August 31,
	2023	2022	Change

Cash Flows Used in Operating Activities	$(6,196)	$(20,278)	$14,082
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	9,000	7,000	$2,000
Net change in Cash During Period	$2,804	$(13,278)	$16,082

As of August 31, 2023, our Company had $3,734 in cash. In the management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of August 31, 2023, our total current liabilities were $723,738 which consisted of $41,000 in accrued management fees – related party, $120,632 in accrued interest-related party, $121,129 in accrued interest, $156,885 in derivative liability, $45,331 in accounts payable, $943 in loans payable and $237,818 in convertible notes as compared to May 31, 2023, with total current liabilities of $1,094,976 which consisted of $153,849 in derivative liability, $397,935 in notes payable–related parties, $102,054 accrued interest-related party, $107,263 in accrued interest, $46,239 in accounts payable, $254,693 in convertible notes, $943 in loans payable and $32,000 in management fess- related party.

Operating Activities

Net cash used in operating activities was $6,196 for the three months ended August 31,2023, compared with net cash used in operating activities of $20,278 in the same period in 2022. For the three months ended August 31,2023, net cash flows used in operating activities consisted of a net loss of $75,901, increased by a gain on settlement of debt of $168, realized gain on sale of digital currency of $133 and reduced by amortization of discount on convertible note of $623, amortization of Crypto equipment of $8,679, gain on change in fair value of derivative liability of $3,036 and a net change in working capital of $57,668.

For the three months ended August 31, 2022, net cash flows used in operating activities consisted of a net loss of $61,237, increased by a gain on change in fair value of derivative liability of $29,920 and reduced by amortization of discount on convertible note of $31,885, amortization of license of $83, amortization of Crypto equipment of $803, impairment loss on digital currency of $1,960, realized gain on sale of digital currency of $5,742 and a net change in working capital of $30,406.

Investing Activities

Our Company did not have any investing activities during the three months ended August 31,2023 and 2022.

Financing Activities

Net Cash provided by financing activities was $9,000 for the three months ended August 31,2023, compared with net cash provided by financing activities of $7,000, for the same period in 2022.

During the three months ended August 31, 2023, net cash provided by financing activities were $3,000 from promissory notes payable, $6,000 from related party note payable, compared with $9,500 from related party note payable and reduced by repayment of related party loan of $2,500 for the same period in 2022.

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

Also, refer to Note 1 - Significant Accounting Policies and Note 5 - Derivative Liabilities in the unaudited condensed financial statements that are included in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2023. This evaluation was carried out under supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31,2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nate’s Food Co.
(Registrant)

Dated: October 16, 2023	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Chief Financial Officer

