Form 10-Q
period 2023-11-30
NATE'S FOOD CO.
filed 2024-01-17
CIK 1409446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

3,313,024,616 common shares issued and outstanding as of January 10, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nate’s Food Co.

 Condensed Consolidated Balance Sheets

(Unaudited)

	November 30,	May 31,
	2023	2023
ASSETS
Current Assets
Cash	$21,683	$930
Prepaid expenses	150,000	-
Total Current Assets	171,683	930

Digital currency	427	16,903
Equipment, net	105,930	123,194
TOTAL ASSETS	$278,040	$141,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$20,042	$46,239
Accrued interest	133,751	107,263
Accrued interest - related party	139,011	102,054
Accrued management fees - related party	50,000	32,000
Loans payable	150,943	943
Loan payable -related party	21,777	-
Notes payable - related party	-	397,935
Convertible notes, net of discount	227,068	254,693
Derivative liability	266,485	153,849
Total Current liabilities	1,009,077	1,094,976

Promissory notes, net of discount -noncurrent	214,657	159,168
Note payable - related party-noncurrent	403,935	-

Total liabilities	1,627,669	1,254,144

Commitments	-	-

Stockholders' Deficit
Series A Preferred Stock, Par Value $0.0001, 2,000,000 shares authorized, 1,915,153 issued and outstanding, respectively	191	191
Series B Preferred Stock, Par Value $0.0001, 150,000 shares authorized, 150,000 issued and outstanding	15	15
Series C Preferred Stock, Par Value $1.00, 250,000 shares authorized, 250,000 issued and outstanding	250,000	250,000
Series D Preferred Stock, Par Value $0.0001, 10,000,000 shares authorized, 6,000,000 issued and outstanding	600	600
Series E Preferred Stock, Par Value $0.0001, 15,000,000 shares authorized,14,989,491 and 14,989,500 issued and outstanding, respectively	1,499	1,499
Common Stock, Par Value $0.001, 6,500,000,000 shares authorized, and 3,313,024,616 and 3,208,024,616 issued and outstanding, respectively	3,313,024	3,208,024
Additional paid-in capital	497,823	581,964
Accumulated deficit	(5,412,781)	(5,155,410)
Total stockholders’ deficit	$(1,349,629)	$(1,113,117)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$278,040	$141,027

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Revenue
Digital currency mining	$355	$2,881	$8,786	$8,084
Cost of revenue	8,585	7,646	32,742	24,037
Gross loss	(8,230)	(4,765)	(23,956)	(15,953)

Operating Expenses
General and administrative	31,599	57,823	55,972	86,301
Total operating expenses	31,599	57,823	55,972	86,301

Operating Loss	(39,829)	(62,588)	(79,928)	(102,254)

Other Income (Expense)
Loss on change in fair value of derivative liability	(109,600)	(47,000)	(112,636)	(17,080)
Gain (loss) on sale of digital currency	-	3,438	133	(2,304)
Interest expense	(32,041)	(30,146)	(65,108)	(73,935)
Gain on settlement of debts	-	-	168	-
Impairment loss on digital currency	-	(4,231)	-	(6,191)
Total other expenses	(141,641)	(77,939)	(177,443)	(99,510)

Net Loss	$(181,470)	$(140,527)	$(257,371)	$(201,764)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	3,151,156,484	581,453,187	3,299,281,447	571,144,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended November 30, 2023

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances May 31, 2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	3,208,024,616	$3,208,024	$581,964	$(5,155,410)	$(1,113,117)

Cancelled common stock	-	-	-	-	-	-	-	-	-	-	(500,000,000)	(500,000)	500,000	-	-
Cancelled Series E Preferred stock	-	-	-	-	-	-	-	-	(9)	-	-	-	-	-	-
Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	675,000,000	675,000	(658,125)	-	16,875
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(75,901)	(75,901)
Balances August 31, 2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,491	$1,499	3,383,024,616	$3,383,024	$423,839	$(5,231,311)	$(1,172,143)

Cancelled common stock	-	-	-	-	-	-	-	-	-	-	(500,000,000)	(500,000)	500,000	-	-
Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	430,000,000	430,000	(419,250)	-	10,750
Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-	(6,766)	-	(6,766)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(181,470)	(181,470)
Balances November 30, 2023	1,915,153	$191	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,491	$1,499	3,313,024,616	$3,313,024	$497,823	$(5,412,781))	$(1,349,629)

 For the Six Months Ended November 30, 2022

	Preferred Stock												Additional		Total
	Series A		Series B		Series C		Series D		Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances May 31, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	553,024,616	$553,024	$3,179,836	$(4,898,026)	$(912,858)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	27,000,000	27,000	(20,250)	-	6,750
Finance fee for warrants issued in connection with license agreement	-	-	-	-	-	-	-	-	-	-	-	-	37,800	-	37,800
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(61,237)	(61,237)
Balances August 31, 2022	1,940,153	194	150,000	15	250,000	250,000	6,000,000	600	14,989,500	1,499	580,024,616	580,024	3,197,386	(4,959,263)	$(929,545)

Issuance of common stock for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	13,000,000	13,000	(9,750)	-	3,250
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(140,527)	(140,527)
Balances November 30, 2022	1,940,153	$194	150,000	$15	250,000	$250,000	6,000,000	$600	14,989,500	$1,499	593,024,616	$593,024	$3,187,636	$(5,099,790)	$(1,066,822)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

Nate’s Food Co.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(257,371)	$(201,764)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on change in fair value of derivative liability	112,636	17,080
Amortization of discount on convertible note	-	47,134
Amortization of license	-	553
Amortization of discount on promissory note	1,663	-
Amortization of Crypto equipment	17,264	1,596
Impairment loss on digital currency	-	6,191
Gain on settlement of debts	(168)	-
Realized (gain) loss on sale of digital currency	(133)	2,304
Changes in operating assets and liabilities:
Prepaid expenses	(150,000)	9,900
Digital currency	16,777	10,009
Accounts payable	(26,197)	39,358
Operating expenses paid by related party	-	7,595
Accrued management fees -related party	18,000	15,000
Accrued interest - related party	36,957	6,463
Accrued interest	26,488	20,338
Net cash used in operating activities	(204,084)	(18,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes payable	53,826	-
Proceeds from notes payable - related party	6,000	14,500
Repayment of notes payable -related party	-	(9,745)
Proceeds from loan payable- related party	50,000	-
Repayment of loan payable -related party	(28,223)	-
Proceeds from loans payable	150,000	-
Payments for dividends	(6,766)	-
Net cash provided by financing activities	224,837	4,755

Net cash increase (decrease) for the period	20,753	(13,488)
Cash at beginning of period	930	13,788
Cash at end of period	$21,683	$300

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Exchanged related party notes payable with new note	$397,935	$-
Issuance of common stock for conversion of convertible note	$27,625	$10,000
Finance fee for warrants issued in connection with license agreement	$-	$37,800
Cancelled common stock	$1,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATE’S FOOD CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

 (UNAUDITED)

Note 1 – Organization, Business, and Going Concern

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

Commodities Business

Nate's Food Co is a commodities trading company that specializes in the distribution and trading of JetA1 fuel, catering to the aviation industry. Our commitment to excellence, coupled with extensive industry knowledge, has positioned us as a leading player in the global commodities market. While JetA1 fuel is our primary focus, we are not limited to a single commodity. Nate's Food Co also actively engages in the trading of a diverse range of commodities, including but not limited to petroleum products, energy resources, metals, and agricultural goods. Our adaptability and expertise allow us to navigate various commodity markets with precision and confidence.

On November 24, 2023 and November 30, 2023, the Company obtained the Overseas Exporters of Imported Food Certificates for Nate’s Food Co. and Omni Commodities, LLC from General Administration of Chinese Customs (GACC), respectively.

On November 22, 2023, The Company registered a wholly owned subsidiary, named Omni Commodities, LLC (“Omni”) in the Stated of Wyoming and the commodity business will be handled by Omni.

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

Note 2 –Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Nate’s Food Co.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate’s Food Co.’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Omni Commodities, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all short-term marketable securities purchased with original maturities of three months or less to be cash equivalents.

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

As of November 30, 2023, the market value of digital currencies was higher than the Company’s cost basis by $427, which the Company recognized the digital currency balance at cost basis. During the six months ended November 30, 2023, the Company recorded a gain on sale of digital currency of $133.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at November 30, 2023 and May 31, 2023, measured at fair value on a recurring basis:

November 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$427	-	-	$427
Liabilities
Derivative liabilities	-	-	$266,485	$266,485

May 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Digital currency	$16,903	-	-	$16,903
Liabilities
Derivative liabilities	-	-	$153,849	$153,849

Earnings per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for outstanding warrants and options and using the if-converted method for convertible debt and convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.

For the six months ended November 30, 2023 and 2022, respectively, the following convertible notes and convertible preferred stock were antidilutive.

	Six Months Ended
	November 30,
	2023	2022
	(Shares)	(Shares)
Warrants	-	27,000,000
Convertible notes payable	534,986,848	463,536,323
Series B convertible preferred stock	150,000,000	150,000,000
Series C convertible preferred stock	16,500,000	16,500,000
Series D convertible preferred stock	90,000,000	90,000,000
Series E convertible preferred stock	149,894,910	149,895,000
	941,381,758	896,931,323

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

Our revenues currently consist of cryptocurrency mining revenues, which we began generating in September 2021. The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, for Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives Bitcoin, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of Bitcoin on the date of receipt. Expenses associated with running the cryptocurrency mining operations, which are currently utilities, depreciation and monitoring services are recorded as cost of revenues.  During the six months ended November 30, 2023, and 2022, the Company generated Bitcoin mining revenue of $8,786 and $8,084, respectively, with cost of revenue of $32,742 and $24,037, respectively.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s consolidated financial statements.

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

Note 3 – Prepaid Expenses

On November 26, 2023, the Company entered into an agreement with an unrelated company for contracts related to the procurement and sale of various commodities. On November 27, 2023, the Company advanced $150,000 to the unrelated company to secure contracts related to the purchase and sale of sugar from Brazil to China. In the event, no contract is secured, the $150,000 must be returned to the company.

Note 4 – Digital Currency

During the six months ended November 30, 2023 and 2022, the Company mined Bitcoin with a total aggregate value of $8,786 and 8,084, respectively. The Company has accounted for these coins as indefinite life intangible assets. The Company recorded the mining of the coins as revenue from digital currency mining in its result of operations, along with cost of sales (electricity, depreciation and other hosting fees) remitted to the co-location host in Bitcoin, and equipment lease costs. During the six months ended November 30, 2023 and 2022, the Company recognized gain of $133 and loss of $2,304 on sale of digital currency and impairment loss of $0 and $6,191, respectively. The Company’s digital currency asset consists of the following as of November 30, 2023, and 2022:

	Six Months Ended
	November 30,
Bitcoin Held	2023	2022
Opening balance	$16,903	$21,465
Additions earned	8,786	8,084
Sales	(5,866)	(10,310)
Remittance as cost of operating expenses	(19,396)	(10,087)
Impairment	-	(6,191)
Ending balance	$427	$2,961

Note 5 – Related Party Transactions

Notes Payable – Related Party

On September 28, 2023, the Company entered into a promissory note agreement with a former officer to exchange the outstanding principal of $397,935 and accrued interest of 102,054 notes payable at May 31, 2023 with following new terms and condition:

Principal	$397,935
Accrued interest	$102,054
Maturity date	September 28, 2025
Interest rate	18%
Default rate	24%
Effective date of note	June 1, 2023
Conversion right	None but it is convertible in event of default .
Conversion price	If an event of default has occurred and not cured, the note holder may convert at a conversion price is Fixed at $0.000025 per share

The new note shall replace any and all previous promissory notes and due between the Company and former officer at May 31, 2023 and any previous notes by signing the new note shall be considered null and void except for any payment made from June 1, 2023 through the date of new note (September 28, 2023).

During the six months ended November 30, 2023, the former office paid operating expenses of $6,000 on behalf of the Company and recognized as a part of new note. During the six months ended November 30, 2023 and 2022, the Company accrued interest of $36,957 and $6,463, respectively.

As of November 30, 2023, and May 31, 2023, the Company owed to a former officer a principal of $403,935 and $397,935 and accrued interest of $139,011and $102,054, respectively.

Loan Payable- Related Party

On October 10, 2023, The Company entered into a loan agreement of $50,000 with a related party, due on demand, free interest and unsecured. During the six months ended November 30, 2023, the Company repaid $28,223.

As of November 30, 2023, the outstanding balance of the loan was $21,777.

Management Fees

During the six months ended November 30, 2023 and 2022, the Company recognized $18,000 and $18,000 management fees for the Company’s officer, respectively. As of November 30, 2023, and May 31, 2023, the Company owed the Company’s officer for the amount of $50,000 and $32,000, respectively.

Consulting Fees

During the six months ended November 30, 2023 and 2022, the Company paid $3,000 and $0 consulting fees to a former officer.

Note 6 – Convertible Notes

The Company had the following convertible notes payable as of November 30, 2023 and May 31, 2023:

	November 30,	May 31,
	2023	2023
Convertible note payable	$254,693	$311,818
Additions	-	-
Conversion	(27,625)	(57,125)
	227,068	254,693
Less: current portion of convertible notes payable	(227,068)	(254,693)
Long-term convertible notes payable	$-	$-

On October 13, 2016, the Company received financing from an unrelated party in the amount of $85,500 with $5,000 original issue discount and incurred $8,000 in financing costs. On December 29, 2017, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party. The original issue discount and financing costs were amortized over the original life of the note using the effective interest method. The $85,500 note bears 10% interest and matured on July 13, 2017. The note is currently in default and bears 18% interest rate while in default on the outstanding balance of $36,818 after $48,682 of conversions in prior years. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is the 45% discount to the lowest traded price during the previous 20 trading days to the date of a conversion notice. The Company may redeem the note at rates ranging from 125% to 150% depending on the redemption date. The note derivative is revalued at each period end with gains or losses included in the statement of operations (see Note 7 for details).

During the six months ended November 30, 2023, and 2022, the Company recognized interest expenses of $3,323 and $3,323, respectively. As of November 30, 2023, and May 31, 2023, the Company had accrued interest of $51,122 and $47,799, respectively. As of November 30, 2023, and May 31, 2023, the principal balance was $36,818, respectively.

On October 14, 2021, the Company received financing from an unrelated party in the amount of $275,000 with $25,000 original issue discount and $9,500 in financing costs, for net proceeds to the Company of $240,500. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method. The $275,000 bears 10% interest and matures on October 14, 2022. The note is currently in default and bears 20% interest rate. The conversion price was initially set at $0.002 per share (Fixed Conversion Price) at any time after 180 days from the issue date, if an event of default, the conversion price shall be $0.001 per share. On October 14, 2021, the Company agreed, in connection with the authorization and issuance of convertible note of $275,000, to issue an additional 10,000,000 shares of common stock in accordance with the securities purchase agreement dated October 14, 2021, to the convertible note holder. The Company determined the fair value of 10,000,000 shares of common stock of $92,000 (according to market price on October 14, 2021) and shall amortize this cost over the life of the convertible note. On February 8, 2022, the Company issued 10,000,000 shares of common stock to note holder. On July 5, 2022, the principal balance along with the related default penalties, accrued and unpaid interest, and the conversion rights were sold to another unrelated party.

On December 19, 2022, the Company’s Board of Directors approved the modification of the current conversion price of $0.00025 to $0.000025 per share.

During the six months ended November 30, 2023, and 2022, the Company converted the principal of $27,625 and $10,000 into 1,105,000,000 and 40,000,000 shares at $0.000025 and $0.00025 per share based on contract stock price re-set requirements.

During the six months ended November 30, 2023 and 2022, the Company recognized interest expenses of $20,227 and $17,015, an amortization of debt discount of $0 and $47,134, respectively.

As of November 30, 2023, and May 31, 2023, the Company had accrued interest of $78,252 and $58,025 and unamortized debt discount of $0 and $0, respectively. As of November 30, 2023, and May 31, 2023, the principal balance was $190,250 and $217,875, respectively.

Note 7 – Derivative Liability

The Company analyzed the variable discounted conversion options on its convertible note (Note 7) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the embedded conversion option should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheets at November 30, 2023 and May 31, 2023:

Balance - May 31, 2022	$163,615

Gain on change in fair value of the derivative	(9,766)
Balance - May 31, 2023	$153,849

Loss on change in fair value of the derivative	112,636
Balance - November 30, 2023	$266,485

During the six months ended November 30, 2023 and 2022, the Company recorded a loss of $112,636 and $17,080 on change in fair value of the derivative, respectively.

The Company values these derivative liabilities using Black-Scholes model or flexible the pricing models that include quantitative input such as the risk-free rate, market volatility, time to maturity, conversion price, and other qualitative factors such as whether the underlying indexed security is in good standing or in default.

Note 8 – Promissory Notes

The components of promissory notes payable as of November 30, 2023 and May 31, 2023 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	November 30, 2023	May 31, 2023
January 17, 2023	$5,000	January 17, 2025	2%	$5,000	$5,000
January 23, 2023	$5,500	January 23, 2025	2%	5,500	5,500
January 23, 2023	$125,000	January 23, 2025	2%	125,000	125,000
February 14, 2023	$10,000	January 23, 2025	2%	10,000	10,000
April 7, 2023	$77,931	April 7, 2025	10%	77,931	18,125

Total notes payable				223,431	163,625
Less: debt discount and deferred financing cost				(8,774)	(4,457)
Total notes payable				214,657	159,168
Current portion				-	-
Long-term portion				$214,657	$159,168

During the year ended May 31, 2023, the Company entered into four promissory notes agreements with an investor for $20,500 cash received and settlement of $125,000 due related to purchase of digital equipment. According to the terms and conditions of the agreement, in the event of default the interest rate shall increase to 5% and the lender has the right to convert the unpaid principal and interest into common stock at a conversion rate of $0.000025 per share.

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

During the year ended May 31, 2023, the Company received the amount of $18,125 with $1,812 original issue discount and $3,000 in financing costs for net proceeds to the Company of $13,313. During the six months ended November 30, 2023, the Company received the amount of $59,806 with $5,980 original issue discount for net proceeds to the Company of $53,826. The original issue discount and financing costs are being amortized over the original life of the note using the effective interest method.

During the six months ended November 30, 2023 and 2022, the Company recognized interest expense of $2,930 and $0 and amortization of debt discount of $1,663 and $0, respectively.

As of November 30, 2023, the outstanding balances of promissory notes, accrued interest and debt discount were $223,431, $4,369 and $8,774, respectively. As of May 31, 2023, the outstanding balances of promissory notes, accrued interest and debt discount were $163,625, $1,439 and $4,457, respectively.

Note 9 – Loans Payable

On December 1, 2022, the Company obtained a $1,885 loan, due on demand, free interest and unsecured. During the year ended May 31, 2023, the Company repaid $942.

On November 29, 2023, the Company entered into a loan agreement of $150,000 for financing new business transaction with unrelated party (see note 3). The agreement requires the $150,000 to be advanced to a commodities broker (the “Broker”), as a deposit to secure a future transaction on a sugar contract. The Company has committed to pay the lender a 1% commitment fee on the total sugar contract, which value is unknown. The loan has no stated interest, outside of the commitment fee, and requires repayment within 15 days of receipt of funds earned from the sugar contracts. As of November 30, 2023, due to the unknown contract amount, the Company has not recognized the commitment fee.

As of November 30, 2023, and May 31, 2023, the principal balance of loans payable was $150,943 and $943 respectively.

Note 10 – Equity

Series A Preferred Stock

The Company is authorized to issue 2,000,000 shares of series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series A Preferred Stock.  The Series A Preferred Stock initially had voting rights equal to 1,000 votes for each 1 share of common stock owned. On December 18, 2022, the Company’s Board of Directors approved an increase to the Series A voting rights equal to 20,000 votes for each 1 share of common stock owned, and resolved that each Series A Preferred Stock cannot convert into Common Stock unless it is approved by the Board of Directors

There were no issuances of the Series A Preferred Stock during the six months ended November 30, 2023 and 2022.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

As of November 30, 2023, and May 31, 2023, 1,915,153 shares of series A Preferred Stock were issued and outstanding, respectively.

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

There were no issuances of the Series B Convertible Preferred Stock during the six months ended November 30, 2023 and 2022.

As of November 30, 2023, and May 31, 2023, 150,000 shares of Series B Convertible Preferred Stock were issued and outstanding.

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

There were no issuances of the Series C Convertible Preferred Stock during the six months ended November 30, 2023 and 2022.

As of November 30, 2023, and May 31, 2023, 250,000 shares of Series C Convertible Preferred Stock were issued and outstanding.

Series D Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series D Convertible Preferred Stock at a par value of $0.0001. The Series D Convertible Preferred Stock is convertible at a rate of 1 share of Series D Convertible Preferred Stock for 15 shares of common stock.

There were no issuances of the Series D Convertible Preferred Stock during the six months ended November 30, 2023 and 2022.

As of November 30, 2023, and May 31, 2022, 6,000,000 shares of Series D Convertible Preferred Stock were issued and outstanding.

Series E Convertible Preferred Stock

The Company is authorized to issue 15,000,000 shares of series E Convertible Preferred Stock at a par value of $0.0001. The Series E Convertible Preferred Stock shall have no liquidation preference over any other class of stock and there will be no dividends due or payable on the Series E Convertible Preferred Stock. Beginning October 1, 2016, each share of Series E Convertible Preferred Stock is convertible into ten (10) shares of common stock. From October 1,2016 to October 1, 2018, holders of Series E Convertible Preferred Stock may at any time convert to shares of common stock, thereafter, the Company may elect to convert any outstanding stock at any time without notice to the shareholders.

During the six months ended November 30, 2023, The Company cancelled 9 shares of Series E Convertible Preferred Stock which were issued a part of Series E Convertible Preferred Stock dividend that was payable on October 10, 2015. On October 4, 2022, the Company’s board of directors determined that the shares were erroneously issued and should be cancelled.

There were no issuances of the Series E Convertible Preferred Stock during the six months ended November 30, 2023 and 2022.

As of November 30, 2023, and May 31, 2023, 14,989,491 and 14,989,500 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 6,500,000,000 shares of common stock at a par value of $0.001.

On December 19, 2022, the Company’s Board of Director approved the issuance of 1,000,000,000 shares of common stock to two its officers in exchange for 25,000 shares of Series A Preferred Stock.

During the six months ended November 30, 2023 and 2022, the Company issued 1,105,000,000 and 40,000,000 shares on conversion of $27,625 and $10,000 of principal of a convertible note.

In July 2023, the Company’s officers and directors agreed to cancel one billion shares of their own issued and outstanding common stock reducing the number of common shares outstanding. During the six months ended November 30, 2023, 1,000,000,000 shares of common stock owned by two officers and directors were cancelled.

As of November 30, 2023, and May 31, 2023, 3,313,024,616 and 3,208,024,616 shares of common stock were issued and outstanding, respectively.

Dividend

On August 21, 2023, the Company’s Board of Directors approved a cash dividend of 0.000002 with a record date of August 31, 2023 to be paid September 30, 2023. On September 27, 2023, the Company paid a dividend of $6,766.

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

The Company is a dynamic and innovative company dedicated to providing a diverse range of high-quality products to meet the needs of our valued customers. With a commitment to excellence and a passion for delivering exceptional value, we specialize in three distinct product lines: Sugar, Chicken Paws, and Jet Fuel.

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

On November 22, 2023, The Company registered a wholly owned subsidiary, named Omni Commodities, LLC (“Omni”) in the Stated of Wyoming and the commodity business will be handled by Omni.

On November 24, 2023 and November 30, 2023, the Company obtained the Overseas Exporters of Imported Food Certificates for Nate’s Food Co. and Omni Commodities, LLC from General Administration of Chinese Customs (GACC).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended November 30, 2023, and 2022, which are included herein.

Our operating results for the six months ended November 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended November 30, 2023, compared to the Three Months Ended November 30, 2022.

	Three Months Ended
	November 30,
	2023	2022	Change

Revenue	$355	$2,881	$(2,526)
Cost of revenue	8,585	7,646	939
Gross loss	(8,230)	(4,765)	(3,465)
Operating expenses	(31,599)	(57,823)	26,224

Loss on change in fair market value of derivative	(109,600)	(47,000)	(62,600)
Interest and discount amortization expense	(32,041)	(30,146)	(1,895)
Gain on sale of digital currency	-	3,438	(3,438)
Impairment loss on digital currency	-	(4,231)	4,231
Net Loss	$(181,470)	$(140,527)	$(40,943)

Revenue

Our Company generated $355 and $2,881, revenue from digital currency mining for the three months ended November 30, 2023 and 2022, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $8,585 and $7,646 for the three months ended November 30, 2023 and 2022, respectively. Cost of revenue consists of depreciation, electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the three months ended November 30, 2023, we incurred general and administrative expenses of $31,599 compared to $57,823 incurred during the three months ended November 30, 2022. The reduction in operating expenses was predominantly from a decrease in professional and other fees related to our reporting requirements of $6,614 and administrative expenses of $19,610.

Other income (expense)

During the three months ended November 30, 2023, we had a loss on change in fair market value of derivatives of $109,600, interest and discount amortization expense of $32,041, compared to a loss on change fair market value of derivatives of $47,000, interest and discount amortization expense of $30,146, gain on sale of digital currency of $3,438 and impairment loss on digital currency $4,231 during the three months ended November 30, 2022.

Six Months Ended November 30, 2023, compared to the Six Months Ended November 30, 2022.

	Six Months Ended
	November 30,
	2023	2022	Change

Revenue	$8,786	$8,084	$702
Cost of revenue	32,742	24,037	8,705
Gross loss	(23,956)	(15,953)	(8,003)
Operating expenses	(55,972)	(86,301)	30,329

Loss on change in fair market value of derivative	(112,636)	(17,080)	(95,556)
Gain on settlement of debts	168	-	168
Interest and discount amortization expense	(65,108)	(73,935)	8,827
Gain (loss) on sale of digital currency	133	(2,304)	2,437
Impairment loss on digital currency	-	(6,191)	6,191
Net Loss	$(257,371)	$(201,764)	$(55,607)

Revenue

Our Company generated $8,786 and $8,084, revenue from digital currency mining for the six months ended November 30, 2023 and 2022, respectively. The Company commenced the mining of Bitcoin in September 2021.

Cost of Revenue

The cost of digital currency mining revenue was $32,742 and $24,037 for the six months ended November 30, 2023 and 2022, respectively. Cost of revenue consists of depreciation, electricity and other co-location hosting fees, which are remitted in Bitcoin and cash payments for equipment leases.

Operating Expenses

During the six months ended November 30, 2023, we incurred general and administrative expenses of $55,972 compared to $86,301 incurred during the six months ended November 30, 2022. The reduction in operating expenses was predominantly from a decrease in professional and other fees related to our reporting requirements of $431 and administrative expenses of $29,898.

Other income (expense)

During the six months ended November 30, 2023, we had a loss on change in fair market value of derivatives of $112,636, interest and discount amortization expense of $65,108, gain on sale of digital currency of $133 and  gain on settlement of debts of $168 compared to a loss on change fair market value of derivatives of $17,080, interest and discount amortization expense of $73,935, loss on sale of digital currency of $2,304 and impairment loss on digital currency $6,191 during the six months ended November 30, 2022.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2023	2023	Change

Cash	$21,683	$930	$20,753
Current Assets	$171,683	$930	$170,753
Current Liabilities	$1,009,077	$1,094,976	$(85,899)
Stockholders' Deficit	$(1,349,629)	$(1,113,117)	$(236,512)

Cash Flows

	Six Months Ended
	November 30,
	2023	2022	Change

Cash Flows Used in Operating Activities	$(204,084)	$(18,243)	$(185,841)
Cash Flows Used in Investing Activities	-	-	$-
Cash Flows Provided by Financing Activities	224,837	4,755	$220,082
Net change in Cash During Period	$20,753	$(13,488)	$34,241

As of November 30, 2023, our Company had $21,683 in cash. In the management’s opinion, our Company’s cash position is insufficient to maintain our operations at the current level for the next 12 months. Any expansion may cause our company to require additional capital until such expansion begins generating revenue. It is anticipated that the raising of additional funds will principally be through the sales of our securities.

As of November 30, 2023, our total current liabilities were $1,009,077 which consisted of $50,000 in accrued management fees – related party, $139,011 in accrued interest-related party, $133,751 in accrued interest, $266,485 in derivative liability, $20,042 in accounts payable, $150,943 in loans payable, $21,777 loan payable -related party  and $227,068 in convertible notes as compared to May 31, 2023, with total current liabilities of $1,094,976 which consisted of $153,849 in derivative liability, $397,935 in notes payable–related parties, $102,054 accrued interest-related party, $107,263 in accrued interest, $46,239 in accounts payable, $254,693 in convertible notes, $943 in loans payable and $32,000 in management fess- related party.

Operating Activities

Net cash used in operating activities was $204,084 for the six months ended November 30, 2023, compared with net cash used in operating activities of $18,243 in the same period in 2022.

For the six months ended November 30, 2023, net cash flows used in operating activities consisted of a net loss of $257,371, increased by a gain on settlement of debt of $168, realized gain on sale of digital currency of $133 and reduced by amortization of discount on convertible note of $1,663, amortization of Crypto equipment of $17,264, loss on change in fair value of derivative liability of $112,636 and increased by a net change in working capital of $77,975.

For the six months ended November 30, 2022, net cash flows used in operating activities consisted of a net loss of $201,764,  reduced by a loss on change in fair value of derivative liability of $17,080, amortization of discount on convertible note of $47,134, amortization of license of $553, amortization of Crypto equipment of $1,596, impairment loss on digital currency of $6,191, realized loss on sale of digital currency of $2,304 and a net change in working capital of $108,663.

Investing Activities

Our Company did not have any investing activities during the six months ended November 30, 2023 and 2022.

Financing Activities

Net Cash provided by financing activities was $224,837 for the six months ended November 30, 2023, compared with net cash provided by financing activities of $4,755, for the same period in 2022.

During the six months ended November 30, 2023, net cash provided by financing activities were $53,826 from promissory notes payable, $6,000 from related party note payable, $50,000 from related party loan payable and $150,000 from loans payable, compared with $14,500 from related party note payable.

 During the six months ended November 30, 2023, the Company paid $28,223 for related party loan payable and $6,766 for dividends compared with $9,745 for related party notes payable.

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

Also, refer to Note 2 - Significant Accounting Policies and Note 7 - Derivative Liabilities in the unaudited condensed financial statements that are included in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2023. This evaluation was carried out under supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of November 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nate’s Food Co.
(Registrant)

Dated: January 16, 2024	/s/ Nate Steck
Nate Steck
President, Chief Executive Officer and Chief Financial Officer

